Form 10-Q
period 2014-09-30
VWR Corp
filed 2014-11-06
CIK 1412232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-36673

VWR Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-0237871
(State of incorporation)	(I.R.S. Employer Identification No.)
Radnor Corporate Center
Building One, Suite 200
100 Matsonford Road
Radnor, Pennsylvania 19087
(Address of principal executive offices)
(610) 386-1700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
On November 6, 2014, 131,358,700 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

VWR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
VWR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$120.8	$135.6
Compensating cash balance	13.9	25.9
Trade accounts receivable, net of reserves of $13.2 and $14.8, respectively	616.4	585.6
Other receivables	47.7	68.5
Inventories	394.7	365.1
Other current assets	48.5	35.1
Total current assets	1,242.0	1,215.8
Property and equipment, net	235.4	247.6
Goodwill	1,857.7	1,926.5
Other intangible assets, net	1,613.5	1,724.5
Other assets	110.4	94.6
Total assets	$5,059.0	$5,209.0
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$46.0	$71.0
Accounts payable	459.3	462.7
Other current liabilities	206.4	212.1
Total current liabilities	711.7	745.8
Debt and capital lease obligations, net of current portion	2,693.0	2,783.4
Deferred income taxes	465.6	446.1
Other liabilities	132.9	137.3
Total liabilities	4,003.2	4,112.6
Commitments and contingencies (Note 9)
Redeemable equity:
Redeemable convertible preferred stock, $0.01 par value; zero and 1.5 shares authorized, zero and 0.4 shares issued and outstanding, respectively	—	629.5
Redeemable equity units of parent	57.1	41.1
Total redeemable equity	57.1	670.6
Stockholder equity:
Common stock, $0.01 par value; 204.0 and 0.1 shares authorized, 102.0 and 0.1 shares issued and outstanding, respectively	1.0	—
Additional paid-in capital	1,328.4	723.9
Accumulated deficit	(196.8)	(300.6)
Accumulated other comprehensive (loss) income	(133.9)	2.5
Total stockholder equity	998.7	425.8
Total liabilities, redeemable equity and stockholder equity	$5,059.0	$5,209.0
See accompanying notes to condensed consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,114.4	$1,055.2	$3,273.7	$3,128.5
Cost of goods sold	803.9	757.0	2,339.3	2,237.2
Gross profit	310.5	298.2	934.4	891.3
Selling, general and administrative expenses	217.9	235.8	702.8	701.8
Operating income	92.6	62.4	231.6	189.5
Interest expense	(44.2)	(48.0)	(135.3)	(143.8)
Interest income	0.1	0.2	0.5	1.0
Other income (expense), net	62.3	(30.4)	67.5	(23.3)
Loss on extinguishment of debt	—	—	—	(2.0)
Income (loss) before income taxes	110.8	(15.8)	164.3	21.4
Income tax (provision) benefit	(41.0)	2.3	(60.5)	(16.4)
Net income (loss)	69.8	(13.5)	103.8	5.0
Accretion of dividends on redeemable convertible preferred stock	(4.4)	(12.1)	(29.4)	(35.6)
Net income (loss) applicable to common stockholders	$65.4	$(25.6)	$74.4	$(30.6)

Earnings (loss) per share—basic and diluted	$0.97	$(256.00)	$3.25	$(306.00)
Weighted average shares outstanding—basic and diluted	67.7	0.1	22.9	0.1
See accompanying notes to condensed consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$69.8	$(13.5)	$103.8	$5.0
Other comprehensive (loss) income, net of taxes:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(129.6)	61.3	(137.2)	23.9
Derivative instruments:
Net unrealized gain (loss) arising during the period	0.7	(0.8)	(0.2)	2.7
Reclassification of net loss (gain) into earnings	0.7	(0.9)	0.9	(2.5)
Defined benefit plans:
Net unrealized gain arising during the period	—	—	3.7	—
Reclassification of net loss (gain) into earnings	0.3	0.4	(3.6)	1.1
Other comprehensive (loss) income	(127.9)	60.0	(136.4)	25.2
Comprehensive (loss) income	$(58.1)	$46.5	$(32.6)	$30.2
See accompanying notes to condensed consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Equity and Stockholder Equity (Unaudited)
(in millions)

	Redeemable Equity				Stockholder Equity
	Redeemable Convertible Preferred Stock		Redeemable Equity Units of Parent	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2013	0.4	$629.5	$41.1	$670.6	0.1	$—	$723.9	$(300.6)	$2.5	$425.8
Repurchases of redeemable equity	—	(8.9)	—	(8.9)	—	—	4.1	—	—	4.1
Share-based compensation expense related to VWR Holdings’ equity plan	—	—	—	—	—	—	0.5	—	—	0.5
Reclassification to state redeemable equity at redemption value	—	—	19.7	19.7	—	—	(19.7)	—	—	(19.7)
Reclassification to other current liabilities upon notice of redemption	—	—	(3.7)	(3.7)	—	—	—	—	—	—
Accretion of dividends on redeemable convertible preferred stock	—	29.4	—	29.4	—	—	(29.4)	—	—	(29.4)
Recapitalization (Note 10):
Retirement of prior stock	(0.4)	(650.0)	—	(650.0)	(0.1)	—	(681.4)	—	—	(681.4)
Issuance of new stock	—	—	—	—	102.0	1.0	1,330.4	—	—	1,331.4
Net income	—	—	—	—	—	—	—	103.8	—	103.8
Other comprehensive loss	—	—	—	—	—	—	—	—	(136.4)	(136.4)
Balance at September 30, 2014	—	$—	$57.1	$57.1	102.0	$1.0	$1,328.4	$(196.8)	$(133.9)	$998.7
See accompanying notes to condensed consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$103.8	$5.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.6	96.6
Net unrealized translation (gain) loss	(70.2)	22.7
Impairment charges	11.3	—
Gain on disposition of business	(11.1)	—
Share-based compensation expense related to VWR Holdings’ equity plan	0.5	0.5
Amortization of debt issuance costs	5.6	5.7
Deferred income tax provision (benefit)	20.2	(21.8)
Loss on extinguishment of debt	—	2.0
Other, net	2.3	3.2
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(54.9)	(4.6)
Inventories	(35.1)	(15.2)
Other current assets and other assets	(10.3)	2.6
Accounts payable	14.7	40.8
Other current liabilities and other liabilities	12.8	(2.6)
Net cash provided by operating activities	87.2	134.9
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(45.4)	(26.3)
Proceeds from disposition of business, net of cash disposed	13.0	—
Capital expenditures	(23.3)	(36.3)
Other investing activities	0.5	0.2
Net cash used in investing activities	(55.2)	(62.4)
Cash flows from financing activities:
Proceeds from debt	459.9	287.9
Repayment of debt	(484.9)	(338.0)
Net change in bank overdrafts	(16.3)	(221.7)
Net change in compensating cash balance	12.0	217.8
Capital contributions from VWR Holdings related to its equity plan	—	1.0
Repurchases of redeemable equity	(8.9)	(5.8)
Other financing activities	(1.1)	(2.3)
Net cash used in financing activities	(39.3)	(61.1)
Effect of exchange rate changes on cash	(7.5)	1.3
Net (decrease) increase in cash and cash equivalents	(14.8)	12.7
Cash and cash equivalents at beginning of period	135.6	139.8
Cash and cash equivalents at end of period	$120.8	$152.5
Supplemental disclosures of cash flow information:
Cash paid for interest	$138.8	$154.8
Cash paid for income taxes, net	26.9	26.4
See accompanying notes to condensed consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations
VWR Corporation, together with its consolidated subsidiaries (the “Company,” “we,” “us,” and “our”), is a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ product needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.

(2)	Basis of Presentation
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”). Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. We have recast all reportable segment financial data herein to conform to the current segment presentation. For more information, see Note 16.
The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to such rules and regulations. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the prospectus for our initial public offering filed with the SEC on October 3, 2014. Those audited consolidated financial statements include a summary of our significant accounting policies, to which there have been no material changes.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Corporation, its subsidiaries and certain accounts of our parent company after the elimination of intercompany balances and transactions. The following describes our corporate organization, following the completion of our initial public offering and the exercise of the underwriters’ option to purchase additional shares (see Note 17), as well as the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“VWR Holdings”) — Through October 7, 2014, VWR Corporation was a wholly-owned subsidiary of VWR Holdings, a Delaware limited liability company. On October 7, 2014, we completed an initial public offering of common stock, and on November 5, 2014, the underwriters completed their purchase of additional shares of common stock pursuant to their option (see Note 17). As a result of these events, we are approximately 23% owned by public investors.

Our consolidated balance sheets reflect the investment cost basis of VWR Holdings in the assets and liabilities acquired in a merger in June 2007 and the estimated fair values of those assets and liabilities at that time. This resulted in a significant increase in the carrying value of our identifiable intangible assets and goodwill. In addition, we re-valued our pension obligations, recorded significant deferred income taxes and incurred substantial additional indebtedness. Private equity funds managed by Madison Dearborn Partners, LLC and Avista Capital Partners, L.P. (collectively, the “Sponsors”) hold a controlling interest in VWR Holdings.
VWR Holdings also sponsors a share-based compensation program for the benefit of certain of our employees and others. We present the expense related to this program in our consolidated statements of operations and related changes to equity in our consolidated statements of redeemable equity and stockholder equity. We also present as redeemable equity in our consolidated balance sheets the redemption value of the portion of VWR Holdings’ equity related to this program to the extent that redemption is outside of VWR Holdings’ or our control.

•
VWR Corporation — VWR Corporation, a Delaware corporation, was formed in June 2007 in connection with a merger as VWR Investors, Inc. and has no operations other than its ownership of VWR Funding, Inc. In June 2014, VWR Investors, Inc. changed its name to VWR Corporation.

•
VWR Funding, Inc. and subsidiaries (“VWR Funding”) — VWR Funding is our wholly-owned subsidiary and the sole issuer of our indebtedness. VWR Funding’s debt agreements contain covenants that limit its ability to, among other things, pay dividends to us.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. Actual results could differ significantly from those estimates.
Recapitalization
For all periods presented, except where indicated, the number of shares of common stock outstanding has been adjusted for a stock split that occurred on October 7, 2014 (see Note 17). The conversion of all shares of common stock and redeemable convertible preferred stock into newly-issued shares of common stock on July 31, 2014 (see Note 10) is presented as a retirement and issuance of shares on that date.
Earnings or Loss per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings or loss per share is computed in a similar way but adjusted for the dilutive effect, if any, of the assumed exercise or conversion of instruments into common stock.
During the three and nine months ended September 30, 2014 and 2013, there were no differences in the amount of basic and diluted earnings or loss per share because: (i) the redeemable convertible preferred stock was only convertible into shares of common stock upon the occurrence of an initial public offering, which did not occur prior to the recapitalization on July 31, 2014 (see Note 10); and (ii) there were no other instruments convertible into shares of common stock through September 30, 2014.
On October 1, 2014, we granted options to purchase shares of our common stock (see Note 17), which may have a dilutive effect on earnings per share in future periods.

(3)	New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new revenue recognition guidance. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning in the first quarter of 2017. We are continuing to evaluate the impact of this pronouncement.
In April 2014, the FASB issued new guidance applicable to disposals of components of an entity. The new guidance raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures about disposals. The guidance is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted. We early adopted this guidance on July 1, 2014. As a result of adopting this guidance, we reported the results of a disposed business as part of our continuing operations. See Note 5.

(4)	Acquisitions
Our results of operations include the effects of certain business acquisitions noted below (collectively, the “Acquisitions”) as well as other miscellaneous acquisitions:

•	on September 8, 2014, we acquired Klinipath BV and its affiliates (collectively, “Klinipath”), a distributor of equipment, consumables and reagents based in The Netherlands and Belgium;

•	on June 1, 2014, we acquired a business, and in August 2014, we subsequently rescinded the purchase agreement, receiving a full refund of the purchase price. See Note 5;

•
on March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom, Austria and Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments;

•	on December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and provider of cleanroom and industrial laundry services;

•	on July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes;

•	on April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom;

•	on April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany; and

•	on March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in the Republic of Costa Rica (“CR Lab”).
None of the Acquisitions had an individually material impact on our consolidated financial statements. The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under our credit facilities. The results of TEK, UBI and CR Lab have been included in our Americas segment, and the results of Klinipath, Basan UK and Prolab have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment. The results of the disposed business were included in our Americas segment from June 1, 2014 through its disposition in August 2014.
The aggregate purchase price, net of cash acquired, for acquisitions made during 2014 was $45.3 million, comprised of $9.6 million of net tangible assets acquired, $13.7 million of acquired identifiable intangible assets and a residual amount of $22.0 million allocated to goodwill. The weighted average estimated life of amortizable intangible assets acquired during 2014 was 9.1 years. The purchase price allocations for the acquisitions of TEK, Peqlab and Klinipath are preliminary pending finalization of opening balance sheets and may be adjusted subsequently.
The following table presents unaudited supplemental pro forma financial information as if the Acquisitions, excluding the disposed business, had occurred as of January 1, 2013 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,117.1	$1,069.8	$3,288.4	$3,180.9
Net income (loss)	69.9	(12.6)	104.4	5.6
Earnings (loss) per share—basic and diluted	0.97	(247.00)	3.28	(300.00)
These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions, excluding the disposed business, occurred on January 1, 2013, or of our future results of operations.

(5)	Disposition of Business
In July 2014, we received allegations and identified inappropriate business practices at a recently-acquired business. We determined that the circumstances surrounding these allegations represented indicators of impairment as of June 30, 2014. We first evaluated the recoverability of associated long-lived assets and concluded no impairment was required. We then performed an interim goodwill impairment assessment at the component business level because standalone financial information continued to be available and the acquisition had not yet been integrated into one of our existing reporting units. We concluded that the entire carrying value of acquired goodwill was not recoverable and recognized a pre-tax impairment charge of $11.3 million during the three months ended June 30, 2014, such charge being included within our Americas reportable segment and classified in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated financial statements. See Note 8(b) for a discussion of non-recurring fair value measurements made in connection with our interim impairment testing.
In August 2014, following our recognition of the above noted impairment, we entered into an agreement with the former shareholders of the business to rescind the purchase agreement. Subsequently, we received a full refund of the purchase price. As a result, we recognized a gain on disposition of $11.1 million during the three months ended September 30, 2014, such gain being included in our Americas reportable segment and classified in SG&A expenses in the accompanying condensed consolidated financial statements.

(6)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by reportable segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2013	$1,021.0	$905.5	$1,926.5
Acquisitions (Note 4)	12.5	9.0	21.5
Currency translation	(5.3)	(73.7)	(79.0)
Impairment (Note 5)	(11.3)	—	(11.3)
Balance at September 30, 2014	$1,016.9	$840.8	$1,857.7
The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,223.5	$206.6	$1,016.9	$1,216.3	$195.3	$1,021.0
EMEA-APAC	840.8	—	840.8	905.5	—	905.5
Total	$2,064.3	$206.6	$1,857.7	$2,121.8	$195.3	$1,926.5
The following table presents the components of other intangible assets (in millions):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,456.7	$523.5	$933.2	$1,494.2	$479.9	$1,014.3
Other	36.5	21.1	15.4	90.4	70.0	20.4
Total	1,493.2	544.6	948.6	1,584.6	549.9	1,034.7
Indefinite-lived intangible assets:
Trademarks and tradenames	664.9	—	664.9	689.8	—	689.8
Other intangible assets	$2,158.1	$544.6	$1,613.5	$2,274.4	$549.9	$1,724.5
Amortization expense was $21.1 million and $23.0 million for the three months ended September 30, 2014 and 2013, respectively, and $67.7 million and $68.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(7)	Debt and Capital Lease Obligations
Our debt and capital lease obligations consist of: (1) a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility (collectively, the “Senior Credit Facility”); (2) 7.25% unsecured senior notes due 2017 (the “Senior Notes”); (3) 10.75% unsecured senior subordinated notes due 2017 (the “Subordinated Notes”); (4) an accounts receivable securitization facility due 2016 (the “A/R Facility”); (5) compensating cash balance, representing bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a bank; (6) capital lease obligations; and (7) other debt.
The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	September 30, 2014			December 31, 2013
	Interest Terms	Rate	Amount
Senior Credit Facility:
Euro-denominated term loans	EURIBOR plus 3.50%	3.51%	$717.9	$789.1
U.S. dollar-denominated term loans	LIBOR plus 3.25%	3.40%	583.0	587.5
Multi-currency revolving loan facility	Various rates	—	—	12.6
Senior Credit Facility			1,300.9	1,389.2
Senior Notes	Fixed rate	7.25%	750.0	750.0
Subordinated Notes	Fixed rate	10.75%	518.9	533.4
A/R Facility	LIBOR plus 1.50%	1.65%	124.1	124.2
Compensating cash balance			13.9	25.9
Capital lease obligations			16.9	18.6
Other debt			14.3	13.1
Debt and capital lease obligations			$2,739.0	$2,854.4

Current portion of debt and capital lease obligations			$46.0	$71.0
Debt and capital lease obligations, net of current portion			2,693.0	2,783.4
Debt and capital lease obligations			$2,739.0	$2,854.4

(a)	Senior Credit Facility
At September 30, 2014, we had $223.4 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as the maximum borrowing capacity of $241.3 million, less undrawn letters of credit outstanding of $17.9 million.
On January 29, 2014, we completed an amendment of our Senior Credit Facility. Pursuant to that amendment, we obtained $587.5 million of senior secured U.S. dollar term loans and €573.0 million of senior secured euro term loans, proceeds from which were used to replace all outstanding term loans. The amendment lowered the interest rate margin on the term loans between 75 and 100 basis points.

(b)	A/R Facility
At September 30, 2014, we had $29.7 million of available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (1) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $165.2 million, calculated as a percentage of eligible trade accounts receivable; less (2) undrawn letters of credit outstanding of $11.4 million; and (3) outstanding borrowings of $124.1 million.
On November 5, 2014, the underwriters of the IPO completed their purchase of additional shares of common stock pursuant to their option. We intend to use a portion of the net proceeds from the purchase to repay a portion of outstanding borrowings under the A/R Facility. See Note 17.

(c)	Subordinated Notes
On October 17, 2014, we used the net proceeds from our initial public offering of common stock to redeem a significant portion of our Subordinated Notes. On October 31, 2014, we issued a notice to holders of the Subordinated Notes that we will redeem all remaining Subordinated Notes, following the exercise of the underwriters’ option to purchase additional shares of common stock in our initial public offering. See Note 17.

(8)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt, capital lease obligations and foreign currency forward contracts. Our financial instruments held or issued by a number of institutions, which reduces the risk of material non-performance.

(a)	Assets and Liabilities for which Fair Value is Disclosed
The carrying amounts of cash and cash equivalents and compensating cash balance are stated at their fair value (Level 1 measurement). The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature (Level 2 measurements).
The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Credit Facility	$1,300.9	$1,291.1	$1,389.2	$1,400.4
Senior Notes	750.0	783.8	750.0	806.3
Subordinated Notes	518.9	519.2	533.4	559.7
The fair values of our primary debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations approximate fair value due to their primarily short-term nature.
We have entered into foreign currency forward contracts to reduce the impact of changes in foreign currency exchange rates on certain business transactions. At September 30, 2014, the notional value of foreign currency forward contracts was $52.8 million, and their fair value was immaterial.

(b)	Non-Recurring Fair Value Measurements
As discussed in Note 4, we acquired certain businesses in 2014 and measured the fair value of acquired net assets. The carrying amounts of net tangible assets acquired approximated fair value due to their short-term nature (Level 2 measurements). We estimated the fair value of acquired identifiable intangible assets using discounted cash flow techniques, which included estimates of future cash flows consistent with projections used to determine the price we paid to acquire the businesses, discounted at a rate of return that reflects the relative risk of the cash flows (Level 3 measurements).
As discussed in Note 5, we estimated the fair value of a business we subsequently disposed of in connection with an interim impairment assessment as of June 30, 2014. We estimated the fair value of the component business using an income approach (Level 3 measurement) and concluded that its fair value approximated its net tangible asset value, thereby requiring an impairment of all goodwill previously recognized. The valuation required us to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with recently discovered inappropriate business practices and expected customer attrition. Our estimates were principally based upon our knowledge and experience, and overall economic factors, including the regulatory environment, and we believe the estimates and assumptions used were reasonable.

(9)	Commitments and Contingencies
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we expand our manufacturing operations. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in the Asia-Pacific region and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
We are also involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial, and we believe the range of reasonably possible loss from current matters continues to be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $10.6 million as of September 30, 2014.

(10)	Stockholder Equity
On July 31, 2014, in anticipation of our initial public offering, we completed an internal recapitalization, pursuant to which:

•
On a pre-split basis: (i) all then outstanding equity, consisting of 1,000 shares of common stock and 0.4 million shares of redeemable convertible preferred stock, were exchanged for 1.0 million shares of newly-issued common stock; and (ii) 2.0 million shares of common stock were authorized for issuance.

•
On a post-split basis: (i) all then outstanding equity, consisting of 0.1 million shares of common stock and 0.4 million shares of redeemable convertible preferred stock, were exchanged for 102.0 million shares of newly-issued common stock; and (ii) 204.0 million shares of common stock were authorized for issuance.

On October 1, 2014, in anticipation of our initial public offering, we paid a dividend to VWR Holdings. See Note 17.
On October 7, 2014, in connection the closing of our initial public offering, we filed an amended and restated certificate of incorporation and amended and restated bylaws to effect, among other things, a split of our common stock, the authorization of additional shares of common stock and newly-authorized shares of undesignated preferred stock. For all periods presented, except where indicated, the number of shares of common stock outstanding have been adjusted for this stock split. See Notes 2 and 17.
On October 31, 2014, the underwriters in our initial public offering exercised their option to purchase additional shares of common stock. See Note 17.

(11)	Restructuring Activities
In September 2013, we initiated a global restructuring program designed to enhance our interaction with customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses (collectively, the “Program”). The Program involved transitioning the management of our European organization from a national to regional basis, refining customer segmentation and focus within Europe and the United States and consolidating our leadership structure and operations in the Asia Pacific region. As part of the Program, the Company will also exit a variety of relatively small distribution and other facilities in North America, Europe and Asia. We expect the Program will enable us to better serve customers and to improve operational efficiency, competitiveness and business profitability. The Program was substantially initiated by December 31, 2013. Substantially all actions under the Program are expected to be completed in 2014.
During 2013, the Company recognized restructuring charges under the Program of $32.5 million, of which $7.6 million related to the Americas segment and $24.9 million related to the EMEA-APAC segment. These charges primarily related to severance and other employment-related costs and were primarily included in SG&A expenses in our statements of operations. We expect that no additional charges will be incurred under the Program.
The following table presents changes to accrued restructuring charges under the Program (in millions):

	Severance and Termination Benefits	Facilities-Related and Other	Total
Balance at December 31, 2013	$18.4	$0.6	$19.0
Cash payments	(15.2)	(0.1)	(15.3)
Balance at September 30, 2014	$3.2	$0.5	$3.7

(12)	Benefit Programs
The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.

(a)	U.S. Retirement Plan
The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	1.9	2.2	6.5	6.6
Expected return on plan assets	(3.5)	(3.9)	(10.9)	(11.7)
Recognized net actuarial gain	(0.1)	—	(0.3)	—
Gain from partial settlement	—	—	(6.9)	—
Net periodic pension income	$(1.6)	$(1.6)	$(11.1)	$(4.6)
In April 2014, certain eligible participants under the U.S. Retirement Plan were offered an opportunity to receive their entire vested accrued benefit in a lump sum or annuity. On June 1, 2014, this offer expired, and during June 2014, $35.8 million of plan assets were distributed to participants in satisfaction of 16.8% of the U.S. Retirement Plan’s projected benefit obligation. In connection with these settlements during the second quarter of 2014, the Company: (i) remeasured the U.S. Retirement Plan’s funded status, resulting in a $6.1 million pre-tax increase to other assets and accumulated other comprehensive income; and (ii) reclassified a $6.9 million pre-tax gain to earnings from accumulated other comprehensive income. The discount rate used to remeasure the benefit obligation was based on a published yield curve and was 4.34% as of the settlement date.
The Company made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2014 and expects to make no contributions during the remainder of 2014.

(b)	Non-U.S. Benefit Plans
The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$0.3	$0.3	$1.1	$1.0
Interest cost	1.7	1.5	5.1	4.4
Expected return on plan assets	(1.4)	(1.1)	(4.3)	(3.3)
Recognized net actuarial loss	0.6	0.5	1.6	1.5
Net periodic pension cost	$1.2	$1.2	$3.5	$3.6
The Company made aggregate contributions to the German, French and UK Plans of $0.4 million during the nine months ended September 30, 2014 and expects to make contributions of $0.2 million during the remainder of 2014.

(13)	Other Income (Expense), net
Other income (expense), net, consists of foreign currency exchange gains and losses. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and relate to the weakening or strengthening of the euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the euro.
We intend to use the net proceeds from our initial public offering, including additional shares sold to the underwriters’ pursuant to their option, to redeem all of our outstanding Subordinated Notes, a portion of which are denominated in euros. The redemption of the euro-denominated Subordinated Notes will reduce the exposure to changes in foreign currency exchange rates, described previously, in future periods. See Note 17.

(14)	Income Taxes

(a)	Income Tax Provision
The tax provisions recognized during the three and nine months ended September 30, 2014 were primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
The tax provisions recognized during the three and nine months ended September 30, 2013, were primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized. In addition, our tax provisions were partially offset by tax benefits associated with losses recognized in our domestic operations.

(b)	Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden, Canada, Switzerland and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2009. Substantially all U.S. state and local income tax matters have been finalized through 2005.
During the nine months ended September 30, 2014, our reserve for unrecognized tax benefits increased by $4.0 million primarily as a result of tax positions we expect to take or took across various jurisdictions. At September 30, 2014, our reserve for unrecognized tax benefits was $61.9 million, exclusive of interest and penalties. While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

(15)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2013	$13.3	$(2.1)	$(8.7)	$2.5
Net unrealized (loss) gain arising during the period	(137.2)	(0.2)	3.7	(133.7)
Reclassification of net loss (gain) into earnings	—	0.9	(3.6)	(2.7)
Balance at September 30, 2014	$(123.9)	$(1.4)	$(8.6)	$(133.9)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into components of earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Component of Earnings	2014	2013	2014	2013
Derivative instruments	Cost of goods sold	$0.7	$(1.4)	$0.9	$(4.1)
	Interest expense	0.2	0.2	0.5	0.5
	Loss on extinguishment of debt	—	—	—	0.4
	Income tax provision	(0.2)	0.3	(0.5)	0.7
		$0.7	$(0.9)	$0.9	$(2.5)

Defined benefit plans	Selling, general and administrative expenses	$0.3	$0.6	$(6.1)	$1.6
	Income tax provision	—	(0.2)	2.5	(0.5)
		$0.3	$0.4	$(3.6)	$1.1
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivative instruments:
Net unrealized income tax (provision) benefit arising during the period	$(0.3)	$0.3	$0.2	$(1.0)
Reclassification of net income tax (benefit) provision into earnings	(0.2)	0.3	(0.5)	0.7
Defined benefit plans:
Net unrealized income tax provision arising during the period	—	—	(2.4)	—
Reclassification of net income tax (benefit) provision into earnings	—	(0.2)	2.5	(0.5)

(16)	Segment Financial Information
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia-Pacific (collectively, “EMEA-APAC”). Both the Americas and EMEA-APAC reportable segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the pharmaceutical, biotechnology, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities and research institutes and environmental organizations.
Prior to January 1, 2014, we had three reportable segments: Americas, Europe and Science Education. Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. Science Education no longer qualifies as a reportable segment because it has been fully integrated into our U.S. Lab and Distribution Services (“US Lab”) business. In addition, we realigned our operations throughout Asia Pacific under European leadership. We have recast all reportable segment financial data herein to conform to the current segment presentation.
The following table presents reportable segment financial information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Americas	$635.5	$608.4	$1,818.7	$1,791.3
EMEA-APAC	478.9	446.8	1,455.0	1,337.2
Total	$1,114.4	$1,055.2	$3,273.7	$3,128.5
Operating income:
Americas	$50.1	$31.1	$102.2	$85.7
EMEA-APAC	42.5	31.3	129.4	103.8
Total	$92.6	$62.4	$231.6	$189.5
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.

(17)	Subsequent Events
Initial Public Offering
On October 7, 2014, we completed our initial public offering of common stock (the “IPO”) by issuing 25.5 million common shares at a price of $21.00 per share. After deducting underwriting discounts, commissions and other offering costs, the IPO resulted in net proceeds of approximately $502 million.
On October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 3.9 million shares of common stock at the public offering price of $21.00 per share (the “Additional Sale”), granted to them in connection with the IPO. The Additional Sale closed on November 5, 2014. After deducting underwriting discounts and commissions, the Additional Sale resulted in net proceeds of approximately $76 million.
In connection with the IPO and the Additional Sale, we entered into a number of transactions (collectively, the “Transactions”) that will have a significant impact to our financial position and results of operations:

•	On October 1, 2014, we paid a $25.0 million dividend to VWR Holdings (the “Holdings Dividend”).

•
On October 7, 2014, we: (i) terminated a management services agreement with affiliates of the Sponsors (the “Management Services Agreement”); (ii) executed an income tax receivable agreement with VWR Holdings; (iii) filed an amended and restated certificate of incorporation and amended and restated bylaws; (iv) awarded options to purchase shares of our common stock to certain of our employees and directors under a new stock-based compensation plan; (v) adopted the VWR Corporation Employee Stock Purchase Plan; and (vi) received the net proceeds from the sale of common shares in the IPO.

•	On October 17, 2014, we redeemed approximately $502 million of the Subordinated Notes using the net proceeds from the IPO.

•
On October 31, 2014, we issued a notice to holders of the Subordinated Notes that we will redeem all remaining outstanding Subordinated Notes on December 3, 2014, using a portion of the proceeds from the Additional Sale. We intend to use the remaining net proceeds from the Additional Sale first to repay any borrowings outstanding under our multi-currency revolving loan facility and finally to repay borrowings under our A/R Facility.

•	On November 5, 2014, we received the net proceeds from the sale of common shares in the Additional Sale.
The following sections provide additional information about the Transactions and their anticipated effect on our future reported results.
Termination of Management Services Agreement
Prior to the completion of the IPO, we were a party to the Management Services Agreement with affiliates of the Sponsors pursuant to which we paid them an aggregate annual management fee of $2.0 million and reimbursed them for out-of-pocket expenses. Our Sponsors agreed to terminate this agreement on October 7, 2014 in connection with the IPO. As a result of the termination, we expect to pay additional fees to our Board of Directors of $0.3 million annually.
Income Tax Receivable Agreement
On October 7, 2014, in connection with the completion of the IPO, we entered into an income tax receivable agreement with VWR Holdings. The agreement will provide for the payment to VWR Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control, certain divestitures or certain other events) as a result of the utilization of our and our subsidiaries’ net operating losses generated in periods prior to the IPO. Based on our current taxable income estimates, we expect to pay approximately $172 million related to this agreement. This liability will be reported as a noncurrent payable to affiliates on our consolidated balance sheet.
Amended and Restated Certificate of Incorporation and ByLaws
On October 7, 2014, we filed with the Secretary of State of Delaware an amended and restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) and adopted amended and restated Bylaws (the “Amended and Restated Bylaws”) to effect, among other things, a 102-for-1 stock split, the authorization of 750.0 million shares of common stock, par value $0.01 per share, and the authorization of 50.0 million shares of undesignated preferred stock, par value $0.01 per share. The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws were also amended to contain provisions that may delay, defer or discourage another party from acquiring control of the Company, including, among other items, authorized undesignated preferred stock, special notice requirements for stockholder proposals and a classified board of directors divided into three classes of directors.

2014 Equity Incentive Plan
In connection with the IPO, we adopted the VWR Corporation 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. The 2014 Plan was adopted by the Board of Directors on September 9, 2014. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.
On October 1, 2014, in connection with the pricing of the IPO, 3.5 million stock options were granted under the 2014 Plan.
Employees were granted 3.2 million options having a grant date fair value of $6.70 per option, using the following inputs: an expected term of 5.00 years, 33% volatility and a risk free rate of 1.77%. The options are unvested on the date of grant and will vest over five years, with 40 percent vesting on the second anniversary of the date of grant and five percent vesting quarterly thereafter, subject to the recipient continuously providing services to us through each such date.
Directors were granted 0.3 million options having a grant date fair value of $6.19 per option, using the following inputs: an expected term of 4.31 years, 33% volatility and a risk free rate of 1.68%. The options are unvested on the date of grant and will vest quarterly over three years, subject to the recipient continuously providing services to us through each such date.
All of the stock options have a seven-year term, and the exercise price of the options is the initial public offering price of $21.00. Any unvested options will be forfeited upon any termination of the recipient, and will fully vest upon a change-in-control provided that the recipient has not been terminated prior to such change-in-control.
VWR Corporation Employee Stock Purchase Plan
In connection with the IPO, we adopted the VWR Corporation Employee Stock Purchase Plan (the “VWR ESPP”). The VWR ESPP became effective October 7, 2014, but the first offering period will not commence until specifically authorized by the administering committee. The VWR ESPP is generally designed to encourage employees to become stockholders and to increase their ownership of our common stock. The number of shares of our common stock reserved for issuance under the VWR ESPP is 2.0 million shares.
Redemption of Subordinated Notes
On October 17, 2014, we redeemed approximately $502 million in aggregate principal amount of the Subordinated Notes using the net proceeds from the IPO and paid $2.7 million of interest accrued through the redemption date.
On October 31, 2014, we issued a notice to holders of the Subordinated Notes that we will redeem all remaining outstanding Subordinated Notes on December 3, 2014, using a portion of the net proceeds from the Additional Sale at a redemption price of 100%, plus accrued and unpaid interest through the redemption date. The notice followed the exercise of the underwriters’ option to purchase additional shares of common stock in the IPO.
In connection with the redemptions, we expect to incur an aggregate $3.2 million loss on extinguishment of debt, net of a $1.9 million income tax benefit, resulting from the write-off of unamortized deferred financing costs related to the Subordinated Notes.
Unaudited Pro Forma Condensed Consolidated Financial Statements
The following unaudited pro forma condensed consolidated financial statements present our estimates of the financial effects that the Transactions would have had on our historical balance sheet at September 30, 2014, had the Transactions occurred on the balance sheet date, and on our historical statements of operations for the three and nine months ended September 30, 2014, had the Transactions occurred on January 1, 2014.
The unaudited pro forma condensed consolidated statements of operations do not include certain non-recurring costs and expenses that we incurred in connection with the Transactions, as such charges will not have an ongoing impact on our financial results, including the write-off of $3.2 million in unamortized deferred financing costs, net of income taxes, that will be recognized in connection with the redemption of the Subordinated Notes.
The unaudited pro forma condensed consolidated statements of operations should not be considered indicative of actual results that would have been achieved had the Transactions actually occurred on January 1, 2014, and do not purport to indicate condensed consolidated results of operations for any future period.

VWR CORPORATION AND SUBSIDIARIES
Unaudited Pro Forma Condensed Consolidated Balance Sheets
(in millions, except per share data)

	September 30, 2014
	Historical	Pro Forma Adjustments		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$120.8	$—	(A)	$120.8
Compensating cash balance	13.9	—		13.9
Trade accounts receivable, net	616.4	—		616.4
Other receivables	47.7	—		47.7
Inventories	394.7	—		394.7
Other current assets	48.5	(5.2)	(B)	43.3
Total current assets	1,242.0	(5.2)		1,236.8
Property and equipment, net	235.4	—		235.4
Goodwill	1,857.7	—		1,857.7
Other intangible assets, net	1,613.5	—		1,613.5
Other assets	110.4	(4.6)	(C)	105.8
Total assets	$5,059.0	$(9.8)		$5,049.2
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$46.0	$—	(D)	$46.0
Accounts payable	459.3	—		459.3
Other current liabilities	206.4	(5.2)	(B)	201.2
Total current liabilities	711.7	(5.2)		706.5
Debt and capital lease obligations, net of current portion	2,693.0	(553.0)	(E)	2,140.0
Deferred income taxes	465.6	(1.9)	(C)	463.7
Due to affiliate	—	172.0	(F)	172.0
Other liabilities	132.9	—		132.9
Total liabilities	4,003.2	(388.1)		3,615.1
Redeemable equity	57.1	—		57.1
Stockholder equity:
Preferred stock, $0.01 par value; no shares authorized, issued and outstanding, historical; 50.0 shares authorized and no shares issued and outstanding, pro forma	—	—	(G)	—
Common stock, $0.01 par value; 204.0 shares authorized, 102.0 shares issued and outstanding, historical; 750.0 shares authorized, 131.4 shares issued and outstanding, pro forma	1.0	0.3	(H)	1.3
Additional paid-in capital	1,328.4	380.7	(I)	1,709.1
Accumulated deficit	(196.8)	(3.2)	(C)	(200.0)
Accumulated other comprehensive loss	(133.9)	0.5	(C)	(133.4)
Total stockholder equity	998.7	378.3		1,377.0
Total liabilities, redeemable equity and stockholder equity	$5,059.0	$(9.8)		$5,049.2

VWR CORPORATION AND SUBSIDIARIES
Unaudited Pro Forma Condensed Consolidated Statements of Operations
(in millions, except per share data)

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Historical	Pro Forma Adjustments		Pro Forma	Historical	Pro Forma Adjustments		Pro Forma
Net sales	$1,114.4	$—		$1,114.4	$3,273.7	$—		$3,273.7
Cost of goods sold	803.9	—		803.9	2,339.3	—		2,339.3
Gross profit	310.5	—		310.5	934.4	—		934.4
Selling, general and administrative expenses	217.9	0.9	(J)	218.8	702.8	2.4	(J)	705.2
Operating income	92.6	(0.9)		91.7	231.6	(2.4)		229.2
Interest expense	(44.2)	14.8	(K)	(29.4)	(135.3)	44.7	(K)	(90.6)
Interest income	0.1	—		0.1	0.5	—		0.5
Other income (expense), net	62.3	(13.5)	(L)	48.8	67.5	(14.5)	(L)	53.0
Income before income taxes	110.8	0.4		111.2	164.3	27.8		192.1
Income tax provision	(41.0)	(0.1)	(M)	(41.1)	(60.5)	(10.2)	(M)	(70.7)
Net income	69.8	0.3		70.1	103.8	17.6		121.4
Accretion of dividends on redeemable convertible preferred stock	(4.4)	4.4	(N)	—	(29.4)	29.4	(N)	—
Net income applicable to common stockholders	$65.4	$4.7		$70.1	$74.4	$47.0		$121.4

Earnings per share—basic and diluted	$0.97	$(0.44)		$0.53	$3.25	$(2.33)		$0.92
Weighted average shares outstanding—basic and diluted	67.7	63.7	(H)	131.4	22.9	108.5	(H)	131.4
VWR CORPORATION AND SUBSIDIARIES
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

A.	Reflects adjustments to cash and cash equivalents as follows (in millions):

September 30, 2014
Borrowings under multi-currency revolving loan facility to fund Holdings Dividend	25.0
Payment of Holdings Dividend	(25.0)
Net proceeds from IPO and Additional Sale	578.0
Use of proceeds from IPO and Additional Sale:
Redemption of Subordinated Notes	(518.9)
Repayment of borrowings under multi-currency revolving loan facility	(25.0)
Repayment of borrowings under A/R Facility	(34.1)
Pro forma adjustment to cash and cash equivalents	$—

B.
Reflects the reversal of $5.2 million of fees incurred through September 30, 2014 related to the IPO that were capitalized and accrued in the historical balance sheet pending completion of the IPO. Upon completion of the IPO, the fees were deducted from the net proceeds from the IPO and were reflected in this way in the pro forma balance sheet.

C.
Reflects a loss on extinguishment of debt of $3.2 million, net of income taxes, caused by the write-off of deferred financing costs related to the Subordinated Notes that were redeemed in connection with the IPO. The amounts written off include $4.6 million and $0.5 million of deferred financing costs that were classified in other assets and accumulated other comprehensive loss, respectively, and the related deferred tax liability of $1.9 million, calculated using an effective tax rate of 37.0%.

D.
Reflects borrowings of $25.0 million under our multi-currency revolving loan facility to fund the Holdings Dividend and the subsequent repayment of $25.0 million using a portion of the net proceeds from the Additional Sale.

E.
Reflects the redemption of $518.9 million of Subordinated Notes and the repayment of $34.1 million of borrowings under the A/R Facility using a portion of the net proceeds from the IPO and the Additional Sale.

F.
Reflects the recognition of a liability to VWR Holdings of $172.0 million, which represents approximately 85% of the applicable deferred tax assets under the terms of the income tax receivable agreement that we executed in connection with the IPO.

G.
Reflects the authorization of 50.0 million shares of undesignated preferred stock in the Amended and Restated Certificate of Incorporation, none of which were issued and outstanding on an actual or pro forma basis.

H.
Reflects the issuance of 29.4 million shares of common stock in connection with the IPO and the Additional Sale. The pro forma balance sheet additionally reflects the authorization of 750.0 million shares of common stock in connection with the Amended and Restated Certificate of Incorporation and the allocation of $0.3 million of additional par value from additional paid-in capital related to the issuance of shares at $0.01 per share.

I.
Reflects: (i) the $25.0 million payment of the Holdings Dividend; (ii) the recognition of the $172.0 million liability under the income tax receivable agreement; (iii) the receipt of $502.0 million of net proceeds from the IPO; (iv) the receipt of $76.0 million of net proceeds from the Additional Sale; and (v) the allocation of $0.3 million of additional par value to common stock related to the issuance of shares at $0.01 per share.

J.
Reflects: (i) stock compensation expense of $1.3 million and $3.7 million for the three and nine months ended September 30, 2014, respectively, related to stock options issued in connection with the IPO; and (ii) the elimination of $0.5 million and $1.5 million of fees under the Management Services Agreement for the three and nine months ended September 30, 2014, respectively, which was terminated in connection with the IPO, net of an expected $0.1 million and $0.2 million increase in fees payable to the Board of Directors, respectively.

K.
Reflects: (i) the elimination of $14.7 million and $44.3 million of historical interest expense for the Subordinated Notes, including the amortization of deferred financing fees, for the three and nine months ended September 30, 2014, respectively, that were redeemed using net proceeds from the IPO and the Additional Sale; and (ii) decreases of $0.1 million and $0.4 million to interest expense for the three and nine months ended September 30, 2014, respectively, resulting from the repayment of a portion of outstanding borrowings under the A/R Facility using a portion of the net proceeds from the Additional Sale.

L.
Reflects the elimination of the historical net unrealized exchange gain of $13.5 million and $14.5 million for the three and nine months ended September 30, 2014, respectively, relating to euro-denominated Subordinated Notes that were redeemed in connection with the IPO.

M.	Represents the income tax effect resulting from the Transactions using the effective income tax rate of 37.0% and 36.8% for the three and nine months ended September 30, 2014, respectively.

N.	Reflects the elimination of historical dividends on our redeemable convertible preferred stock, all of which was exchanged for shares of common stock on July 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
Pursuant to the rules and regulations of the SEC for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2013, the end of the most recent annual period covered by the prospectus for our initial public offering filed with the SEC on October 3, 2014 (the “Prospectus”). Therefore, this discussion and analysis should be read in conjunction with the Prospectus as well as the condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements.”
Cautionary Factors Regarding Forward-Looking Statements
This report contains forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.
Forward-looking statements are inherently subject to risks, uncertainties and assumptions; they are not guarantees of performance. You should not place undue reliance on these statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.
You should understand that the following important factors, in addition to those discussed in the Prospectus could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	unfavorable political, economic, capital and credit market conditions in the regions where we operate;

•	changes in our customers’ research and development and other scientific endeavors;

•	changes to the life science industry adversely affecting our business;

•	increased competition from other companies in our industry and our ability to increase our market shares in the geographic regions where we operate;

•	our ability to maintain relationships with our customers and suppliers;

•	our ability to consummate and integrate recent and future acquisitions;

•	the international scope of our operations;

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets;

•	existing and increased government regulations to which we and our suppliers are subject;

•	our ability to comply with applicable antitrust or competition laws;

•	increased costs to comply with environmental, health and safety laws and regulations;

•	product liability and other claims in the ordinary course of business;

•	our ability to hire, train and retain executive officers and other key personnel;

•	significant interruptions in the operations of our distribution centers or the operations of our suppliers;

•	failure of our information services and its connectivity to our customers, suppliers and/or certain service providers;

•	our failure to register and in some cases own the existing applications and registrations for our material trademarks or service marks in certain countries where we do business;

•	foreign currency exchange rate fluctuations; and

•	unanticipated increases to our income tax liabilities.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this report. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise other than as required under the federal securities laws.
Overview
VWR Corporation, together with its consolidated subsidiaries (the “Company,” “we,” “us,” and “our”), is a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ product needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our growth strategies include expanding our global strategic relationships, developing complementary new products and services, expanding our customer and supplier base, implementing our best practices across our operations, broadening our offerings to underserved customer segments and executing our targeted acquisition strategy. We generated net sales of $1,114.4 million, Adjusted EBITDA of $112.9 million, Adjusted Net Income of $34.7 million and net income of $69.8 million for the three months ended September 30, 2014. We generated net sales of $3,273.7 million, Adjusted EBITDA of $329.9 million, Adjusted Net Income of $103.4 million and net income of $103.8 million for the nine months ended September 30, 2014. We increased net sales by 5.6% and 4.6% and Adjusted EBITDA by 5.3% and 9.9% for the three and nine months ended September 30, 2014, respectively, compared to prior periods, and we improved Adjusted EBITDA margin by 50 basis points in the year-to-date period. See “Key Indicators of Performance and Financial Condition” for the definitions of Adjusted EBITDA and Adjusted Net Income, the reason for their inclusion and a reconciliation to them from net income or loss.
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia-Pacific (collectively, “EMEA-APAC”). Both the Americas and EMEA-APAC reportable segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the pharmaceutical and biotechnology industries (collectively referred to as “Biopharma”), the agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities and research institutes and environmental organizations.

Initial Public Offering
On October 7, 2014, we completed our initial public offering of common stock (the “IPO”) by issuing 25.5 million common shares at a price of $21.00 per share. After deducting underwriting discounts, commissions and other offering costs, the IPO resulted in net proceeds of approximately $502 million.
On October 31, 2014, the underwriters of our IPO exercised their option to purchase an additional 3.9 million shares of common stock at the public offering price of $21.00 per share (the “Additional Sale”), granted to them in connection with the IPO. The Additional Sale closed on November 5, 2014. After deducting underwriting discounts and commissions, the Additional Sale resulted in net proceeds of approximately $76 million.
In connection with the IPO and the Additional Sale, we entered into a number of transactions (collectively, the “Transactions”) that will have a significant impact to our financial position and results of operations:

•	On October 1, 2014, we paid a $25.0 million dividend to VWR Holdings (the “Holdings Dividend”).

•
On October 7, 2014, we: (i) terminated a management services agreement with affiliates of the Sponsors (the “Management Services Agreement”); (ii) executed an income tax receivable agreement with VWR Holdings; (iii) filed an amended and restated certificate of incorporation and amended and restated bylaws; (iv) awarded options to purchase shares of our common stock to certain of our employees and directors under a new stock-based compensation plan; (v) adopted the VWR Corporation Employee Stock Purchase Plan; and (vi) received the net proceeds from the sale of our common shares in the IPO.

•	On October 17, 2014, we redeemed approximately $502 million of our Subordinated Notes using the net proceeds from the IPO.

•
On October 31, 2014, we issued a notice to holders of the Subordinated Notes that we will redeem all remaining outstanding Subordinated Notes using a portion of the proceeds from the Additional Sale. We intend to use the remaining net proceeds from the Additional Sale first to repay any borrowings outstanding under our multi-currency revolving loan facility and finally to repay borrowings under our A/R Facility.

•	On November 5, 2014, we received the net proceeds from the sale of our common shares in the Additional Sale.
As a result of the initial public offering, we expect our future results to reflect significant reductions in cash interest expense, which we expect to be partially offset by higher tax provisions and cash payments to our Sponsors pursuant to the income tax receivable agreement. We also expect future results to reflect less exposure to changes in foreign currency rates, as a significant amount of euro-denominated debt was redeemed as a result of the IPO and the Additional Sale.
For additional information about the Transactions and their anticipated effect on our future reported results, including the presentation of unaudited pro forma condensed consolidated financial statements, see Note 17 to the condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements” and the section of this discussion and analysis entitled “Liquidity and Capital Resources—Net Debt and Net Leverage.”

Trends and Key Factors Affecting our Performance and Financial Condition
We expect that our performance and financial condition will continue to benefit from the trends and key factors disclosed in the Prospectus. The following summarizes material changes to those trends and key factors since December 31, 2013:
Relationship with Merck KGaA
We benefit from our longstanding and strong relationship with Merck KGaA and its affiliates. In April 2014, we began operating under new, non-exclusive supply agreements that extend through December 2018. These new agreements govern a portion of our overall sales of products from Merck KGaA in Europe and provide us with preferred, non-exclusive access to Merck KGaA’s branded products across multiple jurisdictions. The new agreements include less favorable pricing terms to us than our previous agreement, which began negatively impacting our gross margin in April 2014.
Foreign Currency
Our operations span the globe. Approximately one half of our net sales originate in currencies other than the U.S. dollar—principally the euro, as well as the British pound sterling, the Canadian dollar and the Swiss franc. As a result, changes in foreign currency exchange rates impact our reported results.
Recently, spot rates for the euro, the British pound sterling and the Canadian dollar have weakened compared to the U.S. dollar. A weakening of these currency exchange rates compared to prior periods would have a negative impact on our reported results through operating income for the fourth quarter of 2014. For example, the average euro exchange rate for the fourth quarter of 2013 was approximately $1.36 = €1.00, whereas the October 2014 average spot rate was approximately $1.25 = €1.00, an 8.1% decline. We are not able to predict the impact that changes in currency exchange rates will have on our operating results, but their impact could be significant. For additional information about the effect of foreign currency exchange rates on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures about Market Risk” in the Prospectus and Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Recent Acquisitions
During the nine months ended September 30, 2014, we acquired two businesses, excluding the disposed business discussed below. Our acquisition strategy is designed to broaden our product offerings, strengthen our existing market positions and expand our geographic presence. To further that strategy, we expect to continue to pursue additional acquisition opportunities.
In July 2014, we received allegations and identified inappropriate business practices at a recently-acquired business, which resulted in us recognizing a pre-tax impairment of $11.3 million during the second quarter of 2014 to write down the carrying value of goodwill related to such business to our revised estimate of its fair value. In August 2014, following our recognition of the impairment, we entered into an agreement with the former shareholders of the business to rescind the purchase agreement, and subsequently, we received a full refund of the purchase price. As a result, we recognized a gain on disposition of $11.1 million during the third quarter of 2014. Both the impairment and the gain on disposition are included in selling, general and administrative expenses of our Americas segment. Although the impairment and the gain on disposition were immaterial on a net basis, each was recognized in a different quarter of 2014.
For additional information regarding our recent acquisitions and the disposition of a business, see Notes 4 and 5 to Part I, Item 1 — “Financial Statements.”

Key Indicators of Performance and Financial Condition
To evaluate our performance, we monitor a number of key indicators at the consolidated level and, in certain cases, at the segment level. As appropriate, we supplement our results of operations determined in accordance with U.S. generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage readers to review our consolidated financial statements included elsewhere herein and in publicly filed reports in their entirety and not rely solely on any one, single financial measurement.
The key indicators that we monitor are as follows:

•	Net sales and operating income, which we discuss on both a consolidated and reportable segment basis in the section entitled “Results of Operations;”

•	Gross profit as a percentage of net sales (“gross margin”) and net income or loss, which we discuss on a consolidated basis in the section entitled “Results of Operations;”

•
Earnings before interest, income taxes, depreciation, amortization and certain other adjustments (“Adjusted EBITDA”), which we discuss on a consolidated basis and also as a percentage of net sales (“Adjusted EBITDA margin”), net income before certain adjustments (“Adjusted Net Income”) and adjusted earnings per share (“Adjusted EPS”). Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are non-GAAP financial measurements and key performance indicators used by our creditors, investors and management to measure and evaluate our operating performance. A reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted EPS from net income or loss, the most directly comparable GAAP-based financial measurement, and our discussion and analysis of changes therein are included at the end of the section entitled “Results of Operations” under the subheading “Adjusted EBITDA, Adjusted Net Income and Adjusted EPS;”

•
Net Debt and Net Leverage, which are non-GAAP financial measurements and key performance indicators used by our creditors, investors and management to monitor our financial condition and our continuing ability to service debt. Our calculation of Net Debt reduces our total debt and capital lease obligations by the amount of cash and cash equivalents on hand as well as by our compensating cash balance. Net Leverage is calculated by dividing our Net Debt by our Adjusted EBITDA for the latest twelve-month period (“LTM Adjusted EBITDA”). A reconciliation of Net Debt from total debt and capital lease obligations, the most directly comparable GAAP-based financial measurement, and the calculation of Net Leverage are included in the section entitled “Liquidity and Capital Resources” under the subheading “Net Debt and Net Leverage;” and

•
Cash flows, particularly cash flows from operating activities and Free Cash Flow. Free Cash Flow is a non-GAAP financial measurement and a key performance indicator used by our creditors, investors and management to measure and evaluate our ability to generate cash. A reconciliation of Free Cash Flow to cash flows from operating activities, the most directly comparable GAAP-based financial measurement, and our discussion and analysis of changes therein are included at the end of the section entitled “Liquidity and Capital Resources” under the subheading “Historical Cash Flows.”

Results of Operations
This discussion and analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results for the three and nine months ended September 30, 2014 and 2013. We have derived this data from our condensed consolidated financial statements included elsewhere in this report. Where material to an understanding of our results of operations, we provide commentary related to each of our reportable segments and quantify both the contribution from acquisitions, to the extent not present in the comparable period, and the impact of changes in foreign currency exchange rates.
Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. We have recast all reportable segment financial data herein to conform to the current segment presentation. For more information, see Note 16 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”
The following table presents a summary of our results of operations (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Net sales	$1,114.4	$1,055.2	$59.2	5.6%	$3,273.7	$3,128.5	$145.2	4.6%
Gross margin	27.9%	28.3%	(40)	basis points	28.5%	28.5%	zero	basis points
Operating income	$92.6	$62.4	$30.2	48.4%	$231.6	$189.5	$42.1	22.2%
Net income (loss)	69.8	(13.5)	83.3	**	103.8	5.0	98.8	**
Adjusted EBITDA*	112.9	107.2	5.7	5.3%	329.9	300.1	29.8	9.9%
Adjusted EBITDA margin*	10.1%	10.2%	(10)	basis points	10.1%	9.6%	50	basis points
Adjusted Net Income*	$34.7	$28.9	$5.8	20.1%	$103.4	$75.5	$27.9	37.0%
Adjusted EPS*	0.26	0.22	0.04	18.2%	0.79	0.57	0.22	38.6%

*
Denotes non-GAAP financial measurements. See “Key Indicators of Performance and Financial Condition” above for more information, including where to find reconciliations to the most directly comparable GAAP-based financial measurements.

**	Not meaningful
Our consolidated results of operations for the periods presented were impacted by the following trends and key factors:

•	Our net sales growth trend in 2014 continued to improve from the second quarter to the third quarter, driven by global volume growth and favorable pricing in the Americas;

•
Operating income, Adjusted EBITDA and Adjusted Net Income improved in both 2014 periods, while gross margin and Adjusted EBITDA margin decreased in the quarterly period. Changes to our agreements with Merck KGaA in Europe negatively impacted our gross margin in the second and third quarters of 2014 and were partially offset by more efficient pricing and a more favorable product and customer sales mix in the Americas. Our Adjusted EBITDA margin further benefited from cost reductions realized from our 2013 global restructuring program;

•	Adjusted EPS improvement reflects growth in Adjusted Net Income, as discussed above;

•
Business acquisitions and changes in foreign currency exchange rates improved our consolidated operating results. Foreign currency translation generally was neutral to our results in the third quarter and generally favorable to our results in the year-to-date period;

•
Operating income and net income include recognition of an $11.3 million impairment in the year-to-date 2014 period, an $11.1 million gain on the disposition of a recently-acquired business in both 2014 periods and $11.9 million of restructuring charges in the 2013 periods; and

•
Net income and loss also include the net gain or loss from the remeasurement of euro-denominated debt on our U.S. dollar-denominated balance sheet. In the 2014 periods, the weakening of the euro reduced the value of our debt in U.S. dollars, favorably impacting net income. In the 2013 periods, the strengthening of the euro increased the value of our debt in U.S. dollars, negatively impacting net income and loss.

Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Americas	$635.5	$608.4	$27.1	4.5%	$1,818.7	$1,791.3	$27.4	1.5%
EMEA-APAC	478.9	446.8	32.1	7.2%	1,455.0	1,337.2	117.8	8.8%
Total	$1,114.4	$1,055.2	$59.2	5.6%	$3,273.7	$3,128.5	$145.2	4.6%
Net sales for the three and nine months ended September 30, 2014 increased $59.2 million or 5.6% and increased $145.2 million or 4.6%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused net sales to increase by $26.6 million for the nine months ended September 30, 2014. Recent acquisitions caused net sales to increase by $16.2 million and to increase by $49.4 million for the three and nine months ended September 30, 2014, respectively. The remaining increases in net sales were attributable to higher sales volume in both segments and efficient pricing in the Americas.
Net sales in our Americas segment for the three and nine months ended September 30, 2014 increased $27.1 million or 4.5% and increased $27.4 million or 1.5%, respectively, compared to the prior periods. Changes in foreign currency rates caused net sales to decrease by $2.8 million and to decrease by $13.4 million for the three and nine months ended September 30, 2014, respectively. Recent acquisitions caused net sales to increase by $9.5 million and to increase by $32.4 million for the three and nine months ended September 30, 2014, respectively. The remaining improvement in net sales was driven by overall higher sales volume and more favorable pricing. For the three-month period, net sales to Biopharma and industrial customers as a group increased by mid single-digit rates, while net sales to educational and governmental customers decreased by low to mid single-digit rates. Over that same period, net sales of consumables increased by mid single-digit rates, while net sales of capital goods increased by low single-digit rates. Our results by customer and product group were less favorable for the nine-month period primarily due to unfavorable weather conditions in the United States in the first quarter of 2014.
Net sales in our EMEA-APAC segment for the three and nine months ended September 30, 2014 increased $32.1 million or 7.2% and increased $117.8 million or 8.8%, respectively, compared to the prior periods. Changes in foreign currency rates caused net sales to increase by $2.9 million and to increase by $40.0 million for the three and nine months ended September 30, 2014, respectively. Recent acquisitions caused net sales to increase by $6.7 million and to increase by $17.0 million for the three and nine months ended September 30, 2014, respectively. The remaining improvement in net sales was driven by overall higher sales volume. In both the three- and nine-month periods, comparable net sales improved across all primary product groups and customer segments by mid to high single-digit rates, driven by higher sales volume compared to prior periods.
Gross Profit
The following table presents gross profit, gross profit changes and gross profit as a percentage of net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Gross profit	$310.5	$298.2	$12.3	4.1%	$934.4	$891.3	$43.1	4.8%
Gross margin	27.9%	28.3%	(40)	basis points	28.5%	28.5%	zero	basis points
Gross profit for the three and nine months ended September 30, 2014 increased $12.3 million or 4.1% and increased $43.1 million or 4.8%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused gross profit to increase by $9.4 million for the nine months ended September 30, 2014. Recent acquisitions caused gross profit to increase by $5.1 million and to increase by $16.2 million for the three and nine months ended September 30, 2014, respectively. The remaining increases were driven by comparable net sales growth and, in the three-month period, were partially offset by lower gross margin as discussed below.
Gross margin for the three and nine months ended September 30, 2014 decreased 40 basis points to 27.9% and was flat at 28.5%, respectively, compared to the prior periods. Changes to our agreements with Merck KGaA negatively impacted our gross margins in both the three- and nine-month periods, as discussed previously. In the nine-month period, these changes were substantially offset by efficient pricing and, to a lesser extent, a more favorable product and customer sales mix, especially in the Americas.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses, changes in SG&A expenses and SG&A expenses as a percentage of net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
SG&A expenses	$217.9	$235.8	$(17.9)	(7.6)%	$702.8	$701.8	$1.0	0.1%
SG&A expenses as a percentage of net sales	19.6%	22.3%	(270)	basis points	21.5%	22.4%	(90)	basis points
SG&A expenses for the three and nine months ended September 30, 2014 decreased $17.9 million or 7.6% and increased $1.0 million or 0.1%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused SG&A expenses to increase by $5.5 million for the nine months ended September 30, 2014. Recent acquisitions caused SG&A expenses to increase by $4.2 million and to increase by $12.9 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three months ended September 30, 2014, we recognized an $11.1 million gain on the disposition of a recently-acquired business (see Note 5 to Part I, Item 1 — “Financial Statements”) for which a related impairment charge of $11.3 million was recognized in the nine-month period, and during the three and nine months ended September 30, 2013, we recognized $11.4 million of restructuring charges. Absent these items, SG&A expenses from comparable operations increased slightly for the three-month period and decreased for the nine-month period as a result of: (i) increased employee compensation provisions in the 2014 periods, offset by (ii) lower overall personnel costs in the 2014 periods, including savings from our 2013 global restructuring program and (ii) for the nine-month period of 2014, a gain on the partial settlement of our U.S. Retirement Plan (see Note 12(a) to Part I, Item 1 — “Financial Statements”).
Operating Income
The following table presents operating income and operating income changes by reportable segment (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Americas	$50.1	$31.1	$19.0	61.1%	$102.2	$85.7	$16.5	19.3%
EMEA-APAC	42.5	31.3	11.2	35.8%	129.4	103.8	25.6	24.7%
Total	$92.6	$62.4	$30.2	48.4%	$231.6	$189.5	$42.1	22.2%
Operating income for the three and nine months ended September 30, 2014 increased $30.2 million or 48.4% and increased $42.1 million or 22.2%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused operating income to increase by $3.9 million for the nine months ended September 30, 2014. Recent acquisitions caused operating income to increase by $0.9 million and to increase by $3.3 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three months ended September 30, 2014, we recognized an $11.1 million gain on the disposition of a recently-acquired business for which a related impairment charge of $11.3 million was recognized in the nine-month period, and during the three and nine months ended September 30, 2013, we recognized $11.9 million of restructuring charges. Absent these items, operating income from comparable operations increased primarily due to comparable improvements in gross profit and, in the nine-month period, lower SG&A expenses.
Operating income in our Americas segment for the three and nine months ended September 30, 2014 increased $19.0 million or 61.1% and increased $16.5 million or 19.3%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused operating income to increase by $0.6 million for the nine months ended September 30, 2014. Recent acquisitions caused operating income to increase by $0.5 million and to increase by $2.3 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three months ended September 30, 2014, we recognized an $11.1 million gain on the disposition of a recently-acquired business for which a related impairment charge of $11.3 million was recognized in the nine-month period, and during the three and nine months ended September 30, 2013, we recognized $5.8 million of restructuring charges. Absent these items, operating income from comparable operations increased due to an increase in second and third quarter comparable net sales, gross margin improvement and the changes in SG&A expenses described above.

Operating income in our EMEA-APAC segment for the three and nine months ended September 30, 2014 increased $11.2 million or 35.8% and increased $25.6 million or 24.7%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused operating income to increase by $3.3 million for the the nine months ended September 30, 2014. Recent acquisitions caused operating income to increase by $0.4 million and to increase by $1.0 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three and nine months ended September 30, 2013, we recognized $6.1 million of restructuring charges. Absent these items, the remaining increase in operating income was primarily due to comparable net sales growth and lower overall personnel costs resulting from our 2013 global restructuring program and other cost savings initiatives.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, for the three and nine months ended September 30, 2014 was $44.1 million and $134.8 million, respectively, compared to $47.8 million and $142.8 million for the three and nine months ended September 30, 2013, respectively. Net interest expense decreased as a result of lower rates of interest on our term loans, which we refinanced in January 2014, and from lower average borrowings under our multi-currency revolving loan facility.
Other Income (Expense), Net
Other income (expense), net, for the three and nine months ended September 30, 2014 was $62.3 million and $67.5 million, respectively, compared to $(30.4) million and $(23.3) million for the three and nine months ended September 30, 2013, respectively. Other income (expense), net, represents the net foreign currency remeasurement gain or loss on foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro.
Loss on Extinguishment of Debt
In connection with an amendment of our Senior Credit Facility on January 31, 2013, we recognized a loss on extinguishment of debt of $2.0 million representing the write-off of unamortized deferred financing costs.
Income Taxes
For the three months ended September 30, 2014 and 2013, we recognized an income tax provision of $41.0 million and an income tax benefit of $2.3 million, respectively. For the nine months ended September 30, 2014 and 2013, we recognized income tax provisions of $60.5 million and $16.4 million, respectively.
The tax provisions recognized during the three and nine months ended September 30, 2014 were primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
The tax benefit recognized during the three months ended September 30, 2013 was primarily the result of benefits from domestic operating losses, including our recognition of interest expense and net exchange losses. The tax provision recognized during the nine months ended September 30, 2013 was primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized, partially offset by tax benefits associated with losses recognized in our domestic operations.

Adjusted EBITDA, Adjusted Net Income and Adjusted EPS
Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are non-GAAP financial measurements used by our creditors, investors and management to measure and evaluate our operating performance. We strongly encourage readers to review our consolidated financial statements included elsewhere herein in their entirety and not rely solely on any one, single financial measure as discussed previously in the section entitled “Key Indicators of Performance and Financial Condition.”
The following table presents Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and changes therein (dollars in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Adjusted EBITDA	$112.9	$107.2	$5.7	5.3%	$329.9	$300.1	$29.8	9.9%
Adjusted EBITDA margin	10.1%	10.2%	(10)	basis points	10.1%	9.6%	50	basis points
Adjusted Net Income	$34.7	$28.9	$5.8	20.1%	$103.4	$75.5	$27.9	37.0%
Adjusted EPS	0.26	0.22	0.04	18.2%	0.79	0.57	0.22	38.6%
Adjusted EBITDA for the three and nine months ended September 30, 2014 increased $5.7 million or 5.3% and increased $29.8 million or 9.9%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused Adjusted EBITDA to increase by $2.6 million for the nine months ended September 30, 2014. Recent acquisitions caused Adjusted EBITDA to increase by $1.3 million and to increase by $4.7 million for the three and nine months ended September 30, 2014, respectively. The remaining increase was primarily due to the comparable improvement in operating income discussed previously.
Adjusted Net Income for the three and nine months ended September 30, 2014 increased $5.8 million or 20.1% and increased $27.9 million or 37.0%, respectively, compared to the prior periods. The increase in Adjusted Net Income was caused by substantially the same items affecting Adjusted EBITDA discussed previously.
Adjusted EPS for the three and nine months ended September 30, 2014 increased $0.04 or 18.2% and increased $0.22 or 38.6%, respectively, compared to the prior periods, as a result of increases to Adjusted Net Income, as discussed previously.

The following table presents the reconciliations of Adjusted Net Income, Adjusted EBITDA and Adjusted EPS from net income or loss (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$69.8	$(13.5)	$103.8	$5.0
Pre-tax adjustments:
Amortization of acquired intangible assets	21.1	23.0	67.7	68.6
Net foreign currency remeasurement (gain) loss from financing activities	(62.3)	30.3	(67.5)	22.7
Charges for restructuring and other cost reduction initiatives	—	11.9	—	11.9
Impairment charges	—	—	11.3	—
Gain on disposition of business	(11.1)	—	(11.1)	—
Loss on extinguishment of debt	—	—	—	2.0
Charges associated with executive departures	—	—	—	2.2
Share-based compensation expense	0.1	0.2	0.5	0.5
Income tax provision (benefit) applicable to pre-tax adjustments	17.1	(23.0)	(1.3)	(37.4)
Adjusted Net Income	$34.7	$28.9	$103.4	$75.5
Interest expense, net of interest income	44.1	47.8	134.8	142.8
Depreciation expense	10.2	9.8	29.9	28.0
Income tax provision applicable to Adjusted Net Income	23.9	20.7	61.8	53.8
Adjusted EBITDA	$112.9	$107.2	$329.9	$300.1

Adjusted EPS	$0.26	$0.22	$0.79	$0.57

Weighted average shares outstanding—basic and diluted	67.7	0.1	22.9	0.1
Normalization for effect of recapitalization, IPO and Additional Sale	63.7	131.3	108.5	131.3
Adjusted weighted average shares outstanding—basic and diluted	131.4	131.4	131.4	131.4

Liquidity and Capital Resources
As discussed previously, we completed our IPO on October 7, 2014 and the Additional Sale on November 5, 2014, receiving aggregate net proceeds of approximately $578 million, which, after the Transactions are completed in December 2014, we expect to use to redeem all of our outstanding Subordinated Notes and to repay a portion of the borrowings under our credit facilities. We also entered into a number of other transactions that caused us or may cause us in the future to make significant cash payments. See “Trends and Key Factors Affecting our Performance and Financial Condition” above.
While our indebtedness levels will have decreased as a result of the above, we continue to carry a significant amount of the indebtedness that resulted from the merger that was completed in June 2007. We had $2,739.0 million and $2,186.0 million of outstanding indebtedness as of September 30, 2014 on a historical and pro forma basis, respectively (see “Net Debt and Net Leverage” below). The majority of our long-term debt obligations will mature during 2016 and 2017. We intend to continue to reduce our Net Leverage in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.
As of September 30, 2014, we had $120.8 million of cash and cash equivalents on hand, and we had aggregate unused availability of $253.1 million under our multi-currency revolving loan facility and our A/R Facility. Borrowings under these facilities bear interest at variable rates and are a significant source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three and nine months ended September 30, 2014 were $157.1 million and $155.1 million, respectively. Periodically, our liquidity needs, including our funding of acquisition activities, cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.
Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of September 30, 2014, $102.6 million of our $120.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products and our ability to successfully implement our business strategies. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our financial instrument counterparties, the impact of market conditions on our customers, suppliers and insurers and the general recoverability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans.
Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our credit facilities will be adequate to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity for the foreseeable future, although no assurance can be given in this regard.
Net Debt and Net Leverage
Net Debt and Net Leverage are non-GAAP financial measurements used by our creditors, investors and management to monitor our financial condition and our continuing ability to service debt. We strongly encourage readers to review our financial statements and publicly filed reports in their entirety and not rely solely on any one, single financial measure as discussed previously in the section entitled “Key Indicators of Performance and Financial Condition.”

As discussed previously, we completed our IPO on October 7, 2014 and the Additional Sale on November 5, 2014, receiving aggregate net proceeds of approximately $578 million. After the Transactions are completed in December 2014, we expect to use these proceeds to redeem all of our outstanding Subordinated Notes and to repay a portion of the borrowings under our credit facilities. We also paid a dividend to VWR Holdings of $25.0 million on October 1, 2014, and we expect that our Adjusted EBITDA will increase following the termination of the Management Services Agreement, net of an expected increase in fees to the Board of Directors. Our presentation of pro forma Net Debt and Net Leverage reflects these items as if they had occurred on September 30, 2014. See Note 17 to Part I, Item 1 — “Financial Statements” for the presentation of unaudited pro forma condensed consolidated financial statements.
The following table reconciles Net Debt from total debt and capital lease obligations and presents the calculation of Net Leverage (dollars in millions):

	Pro Forma September 30, 2014		September 30, 2014		December 31, 2013		September 30, 2013
Debt and capital lease obligations	$2,186.0		$2,739.0		$2,854.4		$2,901.7
Less:
Cash and cash equivalents	120.8		120.8		135.6		152.5
Compensating cash balance	13.9		13.9		25.9		29.1
Net Debt	2,051.3		2,604.3		2,692.9		2,720.1
LTM Adjusted EBITDA	450.0		448.3		418.5		407.6
Net Leverage	4.6	X	5.8	X	6.4	X	6.7	X
The decreases in Net Leverage at September 30, 2014 compared to prior periods were primarily attributable to reductions in Net Debt, driven by the weakening of the euro as compared to the U.S. dollar, and increases to LTM Adjusted EBITDA. The additional decrease in pro forma Net Leverage at September 30, 2014 was caused by our application of the net proceeds from the IPO and the Additional Sale and, to a lesser extent, the expected increase to Adjusted EBITDA, as previously discussed.
The following table presents the reconciliation of LTM Adjusted EBITDA from net income or loss (in millions):

	Twelve Months Ended
	September 30, 2014	December 31, 2013	September 30, 2013
Net income (loss)	$121.3	$14.1	$(16.1)
Interest expense, net of interest income	182.7	190.7	189.8
Income tax provision	44.1	8.4	4.9
Depreciation and amortization	131.0	130.0	130.1
Other adjustments:
Share-based compensation expense	0.6	0.6	0.7
Net foreign currency remeasurement (gain) loss from financing activities	(52.2)	38.0	45.3
Impairment charges	11.3	—	—
Gain on disposition of business	(11.1)	—	—
Loss on extinguishment of debt	—	2.0	23.3
Charges associated with executive departures	—	2.2	2.2
Charges associated with restructurings and other cost reduction initiatives	20.6	32.5	27.4
LTM Adjusted EBITDA	$448.3	$418.5	$407.6
Pro forma adjustments:
Termination of Management Services Agreement	2.0
Expected increase in fees for Board of Directors	(0.3)
Pro forma LTM Adjusted EBITDA	$450.0

Historical Cash Flows
The following table presents a summary of cash flows provided by (used in) operating, investing and financing activities and Free Cash Flow (in millions):

	Nine Months Ended September 30,
	2014	2013	Change
Cash flows from operating activities:
Working capital changes, net	$(72.8)	$21.0	$(93.8)
Other operating activities	160.0	113.9	46.1
Cash flows from operating activities	87.2	134.9	(47.7)
Cash flows from investing activities	(55.2)	(62.4)	7.2
Cash flows from financing activities	(39.3)	(61.1)	21.8

Free Cash Flow	63.9	98.6	(34.7)
Operating Activities
Cash flows from operating activities for the nine months ended September 30, 2014 decreased $47.7 million compared to the prior period. Cash flows from working capital changes decreased by $93.8 million and were partially offset by cash flows from other operating activities, which increased by $46.1 million.
The net decrease in cash flows from working capital changes was primarily attributable to comparatively lower cash flows from trade accounts receivable, inventories and accounts payable:

•
Cash flows from changes in trade accounts receivable decreased by $50.3 million. The decrease was attributable to our sales growth in the 2014 period, which exceeded the rate of growth in the 2013 period, and a high rate of collections in the 2013 period on a trade accounts receivable backlog following a systems implementation in the Americas in 2012.

•	Cash flows from changes in inventories decreased by $19.9 million, driven by increasing stock of private label products and chemicals and toward global initiatives to improve customer services levels.

•
Cash flows from changes in accounts payable decreased by $26.1 million. The decrease was attributable to comparatively lower cash payments made in the 2013 period. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with accounts payable from period to period.

The net increase in cash flows from other operating activities was primarily attributable to our growth in Adjusted EBITDA, which increased by $29.8 million for the nine months ended September 30, 2014, and a $16.0 million reduction in cash interest, $8.0 million of which is included in other operating activities with the remainder included in working capital changes, net.
We paid cash interest of $138.8 million and $154.8 million during the nine months ended September 30, 2014 and 2013, respectively, a $16.0 million decrease. Cash paid for interest was higher by $4.3 million in the 2013 period because of a timing difference; the 2013 period included an additional quarterly interest payment on the euro-denominated Subordinated Notes. Excluding this timing difference, cash paid for interest decreased $11.7 million primarily as a result of savings from the recent refinancing of our term loans and lower borrowings on our multi-currency revolving loan facility.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2014 decreased $7.2 million compared to the prior period. Capital expenditures decreased by $13.0 million, which was primarily the result of a one-time investment in our Bruchal, Germany distribution facility during the 2013 period that did not recur in the 2014 period. We anticipate approximately $40 million of capital expenditures for the year ended December 31, 2014. The decrease in capital expenditures was partially offset by a $6.1 million increase in cash used for acquisitions of businesses, net of proceeds from the disposition of a business.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 decreased $21.8 million compared to the prior period primarily due to changes in our indebtedness. We had net debt repayments of $50.1 million in the 2013 period compared to net repayments of only $25.0 million in the 2014 period, each primarily attributable to net borrowings repaid under our multi-currency revolving loan facility and A/R Facility.
Free Cash Flow
Free Cash Flow decreased $34.7 million compared to the prior period as a result of a $47.7 million decrease in operating cash flows, partially offset by a $13.0 million decrease in capital expenditures, each as discussed previously.
The following table presents the reconciliation of Free Cash Flow from net cash provided by operating activities (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$87.2	$134.9
Less: capital expenditures	23.3	36.3
Free Cash Flow	$63.9	$98.6
Contractual Obligations; Critical Accounting Policies and Estimates; Off-Balance Sheet Arrangements
For information about new accounting standards, see Note 3 to our condensed consolidated financial statements located in Part I, Item 1 — “Financial Statements.” There have been no other material changes since December 31, 2013 to the information disclosed in the Prospectus for contractual obligations, critical accounting policies and estimates and off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As discussed previously in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we completed our IPO on October 7, 2014 and the Additional Sale on November 5, 2014, receiving aggregate net proceeds of approximately $578 million, which, after the Transactions are completed in December 2014, will have been used in part to redeem all of our outstanding Subordinated Notes, including €126.9 million of euro-denominated Subordinated Notes. Because our foreign-demoninated debt resides on our U.S. dollar-denominated balance sheet, the reduction of euro-denominated debt mitigated a portion of the exposure of our earnings to changes in foreign currency exchange rates.
Assuming the redemption of Subordinated Notes occurred on September 30, 2014, a 10% change in foreign currency exchange rates would have impacted our reported net foreign currency remeasurement gain or loss from financing activities by approximately $60.5 million on a pre-tax basis.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the prospectus for our initial public offering filed with the SEC on October 3, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On October 1, 2014, we commenced our initial public offering of common stock (the “IPO”) by issuing 25.5 million shares of common stock at a price of $21.00 for aggregate proceeds of $536.2 million. The IPO closed on October 7, 2014. Underwriting discounts, commissions and other estimated offering costs were reasonably estimated to be $34.2 million. After deducting the estimate of such discounts, commissions and other costs, the IPO resulted in net proceeds of approximately $502 million.
On October 31, 2014, the underwriters of our IPO exercised their option to purchase an additional 3.9 million shares of common stock at the public offering price of $21.00 per share for aggregate proceeds of $80.4 million (the “Additional Sale”), representing the sale of substantially all shares available to the underwriters in the over-allotment option granted in connection with the IPO. The Additional Sale closed on November 5, 2014. Underwriting discounts, commissions and other estimated offering costs were reasonably estimated to be $4.4 million. After deducting the estimate of such discounts, commissions and other costs, the Additional Sale resulted in net proceeds of approximately $76 million.
All of the shares sold in the IPO and the Additional Sale were registered under the Securities Act of 1933, as amended, pursuant to the Company’s registration statement on Form S-1 (File 333-196996), which was declared effective by the SEC on October 1, 2014. Following the IPO and the Additional Sale, substantially no additional shares are available for issuance under the aforementioned registration statement. The common shares are listed on the NASDAQ Global Select Market under the symbol “VWR.”
We used the net proceeds from the IPO to repay approximately $502 million of Subordinated Notes. We intend to use the proceeds from the Additional Sale first to redeem all of our remaining outstanding Subordinated Notes, then to repay any borrowings outstanding under our multi-currency revolving loan facility and finally to repay borrowings under our A/R Facility.
Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Goldman, Sachs & Co. and J.P. Morgan Securities LLC acted as joint book-running managers of the IPO and as representatives of the underwriters. Barclays Capital Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Jefferies LLC, William Blair & Company, L.L.C., Cowen and Company, LLC, Mizuho Securities USA Inc., SMBC Nikko Securities America, Inc., Drexel Hamilton, LLC and Loop Capital Markets LLC acted as managing underwriters in the IPO.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Director Nomination Agreement
On October 7, 2014, in connection with the closing of the IPO, we entered into a director nomination agreement (the “Director Nomination Agreement”) with VWR Holdings. The Director Nomination Agreement provides that VWR Holdings has the right to designate nominees for election to the board of directors for so long as VWR Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding. Madison Dearborn Partners may cause VWR Holdings to assign its designation rights under the Director Nomination Agreement to Madison Dearborn Partners or to a Madison Dearborn Partners affiliate so long as Madison Dearborn Partners and its affiliates are the beneficial owners of 50% or more of VWR Holdings’ voting equity interests.
The number of nominees that VWR Holdings is entitled to designate under this agreement will bear the same proportion to the total number of members of the board of directors as the number of shares of our common stock beneficially owned by VWR Holdings bears to the total number of shares of the Company’s common stock outstanding, rounded up to the nearest whole number. In addition, VWR Holdings shall be entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of the director’s term regardless of VWR Holdings’ beneficial ownership at such time. VWR Holdings shall also have the right to have its designees participate on committees of the board of directors proportionate to its stock ownership, subject to compliance with applicable law and stock exchange rules. This agreement will terminate at such time as VWR Holdings owns less than 10% of our outstanding common stock.

Item 6.	Exhibits

Exhibit Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR Corporation

Date: November 6, 2014	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document