Form 10-K
period 2014-12-31
VWR Corp
filed 2015-03-04
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-36673

VWR Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-0237871
(State of incorporation)	(I.R.S. Employer Identification No.)
Radnor Corporate Center, Building One, Suite 200
100 Matsonford Road
Radnor, Pennsylvania 19087
(Address of principal executive offices)
(610) 386-1700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non‑accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No
There were no shares of common stock held by non-affiliates of the registrant on June 30, 2014.
On February 27, 2015, 131,358,700 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2015 annual meeting of stockholders are incorporated by reference into Part III of this report.

VWR CORPORATION AND SUBSIDIARIES
FORM 10-K
For the fiscal year ended December 31, 2014

i

Glossary of Commonly Used Terms

Term	Description
the Company, we, us, our	VWR Corporation and its consolidated subsidiaries
Additional Sale	our sale of common stock via the underwriters’ over-allotment option in the IPO
Adjusted EBITDA*	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted EPS*	our Adjusted Net Income divided by adjusted weighted average shares outstanding on a diluted basis
Adjusted Net Income*	our net income or loss adjusted for certain items
Americas	a geographically-defined reportable segment covering North, Central and South America
A/R Facility	an accounts receivable securitization facility due 2016
Biopharma	the combination of the pharmaceutical and biotechnology sectors
Board	the board of directors of VWR Corporation
EMEA-APAC	a geographically-defined reportable segment covering Europe, Middle East, Africa and Asia-Pacific
FASB	the Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
IPO	our initial public offering, which occurred on October 1, 2014 and closed on October 7, 2014
ITRA	the income tax receivable agreement with VWR Holdings
NASDAQ	the stock exchange on which our common stock is traded
Prospectus	the final prospectus for our IPO, filed pursuant to Rule 424(b)(4) with the SEC on October 3, 2014
SEC	The United States Securities and Exchange Commission
Senior Credit Facility	a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility
Senior Notes	7.25% unsecured senior notes due 2017
SG&A expenses	selling, general and administrative expenses as defined by GAAP and SEC regulations
Sponsors	Madison Dearborn Partners, Avista Capital Partners and their affiliates
Subordinated Notes	10.75% unsecured senior subordinated notes due 2017
VWR Acquisition	the 2007 merger through which we became controlled by our Sponsors
VWR Funding	VWR Funding, Inc., our wholly-owned subsidiary
VWR Holdings	Varietal Distribution Holdings, LLC, our parent company

*
Denotes non-GAAP financial measurements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Indicators of Performance and Financial Condition” for more information, including where to find reconciliations from the most directly comparable GAAP-based financial measurements.

ii

Cautionary Factors Regarding Forward-Looking Statements
This report contains forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.
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
You should understand that the following important factors, in addition to those discussed in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

iii

PART I

Item 1.	Business
We are a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our portfolio includes chemicals, reagents, consumables, durable products and scientific equipment and instruments with a range of complexity and sophistication. We offer most of the leading branded products to the customer segments we serve. Our private label products enhance our branded product offerings by providing additional choice at varying price points to our customers. We complement our branded and private label product portfolio with value-added service offerings marketed under the “VWRCATALYST” brand, including sourcing and procurement, logistics, chemical and equipment tracking and sample management. We have recently expanded our service offerings to include more complex scientific research support services, such as DNA extraction, bioreactor servicing and compound management. In addition, we offer custom manufacturing solutions, including buffers, reagents and other chemicals used in biopharmaceutical and industrial applications and production processes. We believe these growing value-added service offerings integrate us within our customers’ critical operational processes and further differentiate our value proposition from that of our competitors. We believe our range of offerings and capabilities enhances our ability to expand our addressable market and gain market share leading to incremental net sales and profits.
Business Segments
We report financial results on the basis of two reportable segments organized by geographic region: Americas and EMEA-APAC. Our Americas segment is comprised of operations located principally in the United States and Canada as well as in Puerto Rico, Mexico and select countries in Central and South America, including Costa Rica, Brazil, Argentina and Chile, and includes 59 facilities located in 8 countries. The EMEA-APAC segment is comprised of our operations located principally in Europe as well as in certain Asia-Pacific countries, and includes 105 facilities located in 26 countries.
The following table presents the percentage of net sales from each of our reportable segments:

	Year Ended December 31,
	2014	2013	2012
Americas	56%	56%	58%
EMEA-APAC	44	44	42
Total	100%	100%	100%
Both of our segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the Biopharma, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities, primary education and research institutes and environmental organizations. We also offer a similar portfolio of laboratory products and other supplies in both of our segments.

We use operational data and management assumptions to estimate our product and customer mix as a percentage of consolidated net sales. The following charts present estimated net sales by product and customer group as a percentage of total net sales for the year ended December 31, 2014:
For more information about our reportable segments, see Note 23 to our consolidated financial statements beginning on page F-1 of this report.
Products and Services
Branded and Private Label Laboratory Products
We provide value to our customers by offering one of the broadest portfolios of branded and private label laboratory products in our industry, including custom manufacturing. Our portfolio of branded products gives our customers access to some of the most recognized brands in the world. We enhance our customers’ choice by offering a lower cost, private label alternative to branded products. Private label laboratory products represented approximately 19% of our 2014 net sales. During 2014, we processed approximately 17,000 customer orders per day with an average order size of approximately $700. We distinguish between product types within our branded and private label laboratory products as consumable or durable.
Consumable Products
Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research and quality control laboratories and are generally used on a recurring basis. In addition to our extensive selection of branded products, we offer a robust suite of private label offerings. Further, we offer custom manufactured chemicals, including buffers, reagents and other chemicals used in Biopharma and industrial applications and production process. Consumable products represented approximately 72% of our 2014 net sales.
Durable Products and Equipment
We also offer durable products and scientific instruments with varying levels of complexity and sophistication. These products represented approximately 18% of our 2014 net sales.
Value-Added Services
We complement our branded and private label product portfolio with a number of customized value-added services, which we collectively have branded “VWRCATALYST.” In addition to our traditional service offerings such as procurement, logistics, chemical and equipment tracking and glassware autoclaving, we have expanded our service offerings to include more complex scientific research support services, such as DNA extraction, bioreactor servicing and compound management. This enables us to support a higher level of science on behalf of our customers, enabling them to focus on core areas of research.

History
The origins of our business date to 1852 in Sacramento, California when we initially sold glassware and laboratory supplies for mining markets. We first became a publicly-owned company in 1986 after a spin-off from Univar Corporation, and later we were acquired by Merck KGaA in 1999. In 2001, we expanded internationally into Europe to become a leader in the global laboratory products market when Merck KGaA combined our operations with those of its European scientific supplies distribution business under the name “VWR International Corporation.” In 2004, we were divested by Merck KGaA and acquired by a newly formed entity controlled by Clayton, Dubilier & Rice, Inc., a private equity firm, in a leveraged transaction.
On June 29, 2007, we were acquired by VWR Holdings, which is owned by private equity funds managed by our Sponsors and certain members of our management team. Under the stewardship of Madison Dearborn Partners, we have undertaken several initiatives, including: (i) enhancing our technological infrastructure through the implementation of an integrated enterprise resource planning system in North America and a global web infrastructure; (ii) upgrading our distribution network with the construction of a new facility in central California; (iii) augmenting the effectiveness of our North American sales force by shifting our marketing strategy to a customer segment-specific approach consistent with that of our EMEA-APAC segment; and (iv) implementing a targeted acquisition strategy that has resulted in our purchase and integration of 37 businesses.
Customers
We maintain a diverse and stable customer base. We provided solutions to approximately 120,000 customers in 2014, including over 230 Fortune 500 companies, approximately 5,000 leading academic institutions and thousands of smaller businesses in multiple industries. We centrally manage and actively collaborate with our largest global customers and provide them with value-added services, optimize the efficiency of their research, production and procurement activities and support them with dedicated on-site professionals and technicians. In addition, we manage relationships with our regional customers on a local basis, with a focus on their particular customer segment-specific needs. We estimate that we shipped products to approximately 290,000 unique customer sites in 2014.
We seek to be an important provider of laboratory products and services to our customer base. The substantial majority of our 50 largest customer relationships are governed by three- to five-year contracts that typically include pricing and volume incentives intended to position us as the primary provider of laboratory products and services.
We are a significant provider of laboratory products, chemicals, safety equipment and life science supplies to a majority of the world’s 20 largest pharmaceutical companies. In 2014, our top 20 customers accounted for approximately 20% of our net sales, with no single customer representing more than 4% of our net sales. As of December 31, 2014, our top ten customers have had relationships with us averaging more than 12 years.
Suppliers
We distribute branded and private label products sourced from approximately 4,500 core laboratory product suppliers located across the globe. This includes a majority of the leading developers and manufacturers of laboratory chemicals and reagents, glassware, plastics, instruments and other laboratory equipment, protective clothing and laboratory furniture, who sell through distributors. We strive to maintain strong relationships with our largest suppliers, most of which have utilized our infrastructure for more than 20 years. Our top five suppliers in 2014 were Corning, Eppendorf, GE Healthcare, Merck KGaA and Thermo Fisher Scientific. In 2014, our largest supplier, Merck KGaA, supplied products to us that accounted for approximately 9% of our consolidated net sales, approximately 4% of our net sales in the Americas and approximately 17% of our net sales in EMEA-APAC. We benefit from our longstanding and strong relationship with Merck KGaA and its affiliates. Our business operated as a division of Merck KGaA from 1999 until we were acquired by Clayton, Dubilier & Rice, Inc. in 2004. In connection with the acquisition, Merck KGaA agreed to enter into a long-term, exclusive supply agreement with us primarily covering Western Europe, which had an initial five-year term that was subsequently extended for an additional five-year period. In April 2014, we began operating under new, non-exclusive supply agreements with Merck KGaA that extend through December 2018.
Our supplier relationships are based on contracts that vary in terms of geographic scope, duration, product and service type, with some relationships including exclusivity provisions. Depending on our relationships and agreements, our services to suppliers may include distribution, sales and marketing support as well as servicing of instruments and equipment.
We manufacture a portion of our private label products, primarily lab and production chemicals, including buffers, reagents and other chemicals used in biopharmaceutical and industrial applications, and source the remainder from third-parties, including our established branded suppliers. We utilize a disciplined process to ensure the high quality of our private label products. Private label products provide our customers with a value-focused alternative to branded products and generally provide us higher margins.

Sales and Marketing
We reach customers through a well-trained global sales force, comprehensive websites and targeted catalogs. Our sales force is comprised of approximately 3,100 sales and sales support professionals, including approximately 280 sales specialists in areas such as life science, chromatography, production, chemicals and furniture, selected for their in-depth industry and product knowledge. Our sales professionals include native speakers for each of the countries in which we operate, allowing them to have high impact interactions with our customers across the globe.
Our e-commerce platform plays a vital role in how we conduct business with our customers. Over half of the orders that we process originate from our e-commerce platform, including our websites which feature our full product offering on a multi-language platform. Our websites utilize Google® search analytics and feature personalized search tools, customer specific web solutions as well as enhanced data on over 2.1 million products, all of which allow us to optimize the online purchasing experience for our customers. Our customers make use of the rich functionality that our websites have to offer, many of which better integrate our customers’ processes with our own. The flexibility and scalability of our websites allow us to integrate acquisitions, drive geographical expansion and serve segmented market needs with relative ease.
We also provide printed literature including flyers, brochures, magazines and catalogs. Our general catalogs, which present the most comprehensive view of our product portfolio, are printed in over 20 languages and distributed worldwide. Our general catalogs are supplemented by specialty catalogs, as well as brochures, geared toward specific industries, applications and product lines. For example, we have developed “all you need” catalogs for industries such as brewing, dairy, life science and genomics. In addition, we produce several serial publications that engage our customers with informative articles and a focused product offering, timed to release during prime purchasing seasons.
Distribution Network, Facilities and Infrastructure
Our global infrastructure consists of over 160 facilities, which enables us to deliver a broad array of products to our customers generally within 24 to 48 hours. We have the broadest Pan-European platform, which enables us to reach customers throughout Europe with industry-leading efficiency and service levels. We operate a distribution network of over 4.5 million square feet of distribution space, consisting of strategically located distribution centers, various smaller regional service centers, and “just-in-time” facilities and customer contract centers for customer-specific requirements. Below is a summary of these facilities:

•	our distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders;

•	our regional service centers are located near selected customer locations and are designed to supply a limited number of products to those customers that require a high level of service;

•	we also operate “just-in-time” facilities at or near customer sites to meet customer needs promptly;

•	customer contact centers have the responsibility for order entry and customer service; and

•	our two captive service centers employ more than 800 associates who provide commercial and administrative support services to us and our customers and suppliers.
We also contract with third parties to ship products directly to our customers.
We maintain our corporate headquarters in Radnor, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium.
Technology
We have a highly automated ERP system that promotes standardization and simplicity. Our global web infrastructure provides seamless integration with our customers. Furthermore, our technology platforms support rapid development and deployment of enhancements so that we may quickly adapt to meet the technology needs of our customers and seamlessly integrate new acquisitions. We have recently made significant investments in our IT platform to implement a common ERP and e-commerce platform to enhance the customer experience. In 2014, over half of our orders were derived from e-commerce. We have more than 175,000 integrated e-commerce connections with our customers using www.vwr.com as their purchasing platform.
Our IT operating strategy is to act globally when possible and locally where necessary to strategically facilitate our business objectives and to develop a stable, growth oriented infrastructure and global informational system platform. Our IT infrastructure has evolved into a cohesive group of core global computing platforms. This development has reduced costs while improving our overall quality and delivering more value.

Competition
We operate in a highly competitive environment with a diverse and fragmented base of competitors, many of whom focus on specific regions and market segments. Competitive factors in the customer segments we serve include service and delivery, breadth of product line, price, customer support, e-commerce capabilities and the ability to meet the special and local needs of our customers.
In our Americas segment within our laboratory products business, we compete primarily with Thermo Fisher Scientific and Sigma-Aldrich. The majority of our other competitors include laboratory equipment manufacturers, which sell direct to their customers, and smaller distributors that focus on specific geographies and product categories. With respect to our value-added services business, we compete with local service providers and life science companies, which offer laboratory management services to their clients, such as Thermo Fisher Scientific, PerkinElmer and Agilent Technologies and other service outsourcing companies.
In our EMEA-APAC segment within our laboratory products business, we have the broadest Pan-European platform, which provides us with an important competitive advantage. We principally compete with Thermo Fisher Scientific for certain global customers, Sigma-Aldrich in chemicals and reagents, and certain regional competitors, including Geyer and Omnilab in Germany and Dutscher in France and Switzerland in specific product categories. With respect to our valued-added services business, we predominantly compete with small businesses operating on a regional basis.
We believe our competitive strengths position us well in our customer segments and in the geographies we serve. We rely on our scale, market position, customer access, depth of product and value-added service offerings, marketing strategies and sales force, acquisition strategy, financial profile and management team to deliver superior solutions to our customers and provide extensive market channel access to our suppliers.
Employees
As of December 31, 2014, we had approximately 8,800 employees, including approximately 3,900 in North America, 3,600 in Europe, 1,100 in Asia-Pacific (including over 800 employees in our shared service centers) and 200 in Central and South America. Of these employees, approximately 3,100 employees (or approximately 35% of our global workforce) are in customer facing roles. As of December 31, 2014, approximately 5% of our employees in North America were represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. We believe our relations with our employees are good.
Trademarks and Tradenames
We believe the VWR tradename is well recognized in the global laboratory products market and by scientists and is therefore a valuable asset to us. We use a number of different registered and unregistered trademarks and service marks for our products and services, substantially all of which are owned by us. However, we have not registered all of our trademarks or service marks in each country in which we do business. Generally, registered trademarks have perpetual lives, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.
Our business is not dependent to a material degree on patents, copyrights or trade secrets although we consider our catalogs, websites and proprietary software integral to our operations. Although we believe we have adequate policies and procedures in place to protect our intellectual property, we have not sought patent protection for our processes nor have we registered the copyrights in any of our catalogs, websites or proprietary software. Other than licenses to commercially available third-party software, we have no licenses to intellectual property that are significant to our business.
Government Regulation
Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, storage, handling, transportation, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our operational activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. We are also required to abide by the anti-corruption and anti-bribery laws of all countries in which we operate, including the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines, penalties or assessments or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition.

Environmental, Health and Safety Matters
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the manufacturing, handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations have involved and continue to involve the manufacturing, handling, transport and distribution of materials that are, or could be, classified as toxic or hazardous, there is a risk of contamination and environmental damage inherent in our operations and the products we manufacture, handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.
Based on current information, we believe that any costs we may incur relating to environmental, health and safety matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, business interruptions, compliance costs or penalties which could have a material adverse effect on our business, financial condition and results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they, or any new regulations or legislation, may have in future periods.
Insurance
We maintain commercial insurance programs with third parties in the areas of executive risk, commercial property, business interruption and casualty (including product liability). We also self-insure certain risks inherent in our business which, taken together with the deductible levels and exclusions contained within our third-party programs, results in our recording of accruals for incurred claims. Our ultimate exposure may be mitigated by amounts we expect to recover from third parties associated with such claims.
Available Information
We file or furnish annual and quarterly reports and other information with or to the SEC. You may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.
You may also access our press releases, financial information and reports filed with or furnished to the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) online at www.vwr.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
Corporate Information
Our principal executive offices are located at Radnor Corporate Center, Building One, Suite 200, 100 Matsonford Road, Radnor, PA 19087. Our telephone number is (610) 386-1700. Our Internet website is located at www.vwr.com.

Item 1A.	Risk Factors
There are many factors that affect our business and the results of operations, some of which are beyond our control. The following is a description of some important factors that may cause our results of operations or financial condition in future periods to differ materially from those currently expected or desired.
Risks Related to Our Business
Our business is affected by general economic conditions in the United States, Europe and the other regions in which we operate, and unfavorable global economic conditions or instability in the capital and credit markets could adversely impact our business.
With operations in many parts of the world, the global economy has a significant impact on our business. Unfavorable economic conditions in the United States, Europe and other regions in which we operate, and volatility in the global capital and credit markets, could materially and adversely affect our business, financial condition and results of operations. In particular, a deterioration of global economic conditions, or a prolonged period of market instability, could present the following additional risks and uncertainties for our business:

•	a reduction in revenues from and/or less favorable pricing or terms with new and existing customers;

•	the inability to expand our customer base in existing or new markets;

•	difficulties in collecting trade accounts receivable;

•	an increase in product prices from our suppliers that we are not able to pass through to our customers;

•	an acceleration of payment terms with our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements;

•	an increased risk of excess and obsolete inventory;

•	a reduction in research and development spending by our customers, especially those in the Biopharma industry;

•	the inability to access additional capital or refinance existing indebtedness;

•	a limited availability to enter into new derivative financial instruments; and

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets.
Our business, financial condition and results of operations may be harmed if our customers discontinue, outsource or spend less on research and development and other scientific endeavors or discontinue or lessen their relationship with us.
Our customers are engaged in research, development and production in the Biopharma, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries as well as in the education and government sectors. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, general economic conditions, their financial condition and liquidity, spending priorities and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives.
In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes.
A deterioration in general economic conditions or a return to a period of economic contraction could result in reductions, or further reductions as the case may be, in spending by our customers across all customer segments that we serve, including the Biopharma industry as our largest customer segment. In addition, certain of our customers who depend on U.S. federal funding to finance their scientific research may be adversely impacted by U.S. federal spending cuts required by the “sequestration” mechanism in the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013. Sequestration, which went into effect in March 2013, mandates $1.2 trillion of spending reductions split between domestic and defense spending over a ten-year period. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

The substantial majority of our 50 largest customer relationships are governed by three- to five-year contracts that typically include pricing and volume incentives intended to position us as the primary provider of laboratory products and services. These contracts typically do not contain minimum purchase requirements or provide us with an exclusive supplier relationship during the term of such contract. In many cases, our customers will undertake a competitive process at the expiration of these contracts and have on occasion not selected us to continue as their provider of laboratory products and services. The loss of one or more of our large customers, a material reduction in their purchase of products or services from us, extended disruptions or interruptions in their operations or material changes in the terms based on which we sell to them, could have a material adverse effect on our business, financial condition and results of operations.
The life science industry has and will continue to experience significant changes that could adversely affect our business.
Many of our customers in the life science industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental payments for pharmaceutical products, expirations of significant patents, lower funding for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of general healthcare services or mandated benefits. In response to these and other changes, some of our life science customers have implemented or may in the future implement actions in an effort to control and reduce costs, including:

•	development of large and sophisticated group purchasing organizations that reduces spending on laboratory products;

•	consolidation of pharmaceutical companies resulting in a rationalization of research expenditures;

•	purchasing the products that we supply directly from manufacturers;

•	closing of domestic facilities and the establishment of facilities at low-cost offshore locations; and

•	significant reductions in and/or outsourcing of research, development and production activities, including outsourcing to low-cost offshore locations.
The ability of our life science customers to develop new products to replace revenue decreases attributable to expirations of significant patents, along with the impact of other past or potential future changes in the general healthcare industry may result in our customers significantly reducing their purchases of products and services from us or the prices they are willing to pay for those products or services. In addition, we will need to adapt our business to maintain existing customer relationships and develop new customer relationships as our customers consolidate or outsource certain activities domestically or to low-cost offshore locations.
We compete in a highly competitive market. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.
We compete in the global laboratory products market, primarily with Thermo Fisher Scientific, which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers of all sizes selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities, service offerings and the ability to meet the special requirements of customers.
A few of our competitors have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of products or services provided pursuant to the agreement with little or no notice. Lack of product availability, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the global laboratory products market could result in existing competitors increasing their market share, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new participants in the industry could also have a material adverse effect on our ability to compete.

We are subject to currency risks with respect to our international operations and certain outstanding foreign-denominated debt.
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the euro, the British pound sterling, the Canadian dollar and the Swiss franc) from our operations outside the United States. For example, in 2014 approximately one-half of our net sales came from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.
Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2014 we had €567.1 million ($686.7 million on a U.S. dollar equivalent basis) of euro-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 33% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which would require us to record foreign exchange losses. For example, during the years ended December 31, 2014, 2013 and 2012, we recognized a net foreign currency remeasurement gain (loss) of $90.9 million, $(38.8) million and $(14.4) million, respectively.
Our business, financial condition and results of operations depend upon maintaining our relationships with suppliers.
We offer products from a wide range of suppliers. While there is generally more than one source of supply for most of the categories of products that we sell, we currently do not manufacture the majority of our products and are dependent on these suppliers for access to those products. Our most significant supplier is Merck KGaA and its affiliates, which supplied products to us that accounted for approximately 9% of our net sales in 2014. In April 2014, we began operating under new, non-exclusive chemical distribution agreements with Merck KGaA that extend through December 2018. These new agreements cover a portion of our overall sales of products from Merck KGaA in Europe. The economics of these agreements include less favorable pricing terms than our previous agreement. The new agreements began negatively impacting our gross margin in April 2014.
Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms from our suppliers. These terms may change from time to time, and such changes could adversely affect our gross margins over time. In addition, our results of operations and cash flows could be adversely impacted by the acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements.
Some of our competitors are increasing their manufacturing operations both internally and through acquisitions of manufacturers, including manufacturers that supply products to us. In addition, we manufacture certain products that may compete directly with products we source from our suppliers. To date, we have not experienced an adverse impact on our ability to continue to source products from manufacturers that have been vertically integrated or otherwise compete with us, although there is no assurance that we will not experience such an impact in the future.
The loss of one or more of our large suppliers, a material reduction in their supply of products or provision of services to us, extended disruptions or interruptions in their operations or material changes in the terms we obtain from them, could have a material adverse effect on our business, financial condition and results of operations.
Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.
Our net sales and operating results have historically varied from period-to-period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of future performance.

A significant part of our growth strategy is to engage in acquisitions, which will subject us to a variety of risks that could harm our business.
As part of our business strategy, we intend to continue to review and complete selective acquisition opportunities focusing initially in North America and Europe and, over the longer term, in other select geographies. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks:

•
we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired businesses;

•
acquisitions may have a material adverse effect on our business relationships with existing or future suppliers, in particular, to the extent we consummate acquisitions that vertically integrate portions of our business;

•	we may assume substantial actual or contingent liabilities, known and unknown;

•	acquisitions may not meet our expectations of future financial performance;

•	we may experience delays or reductions in realizing expected synergies;

•
we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses or devote time and capital investigating a potential acquisition and not complete the transaction;

•	we may be unable to achieve our intended objectives for the transaction; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.
In addition, we may be unable to maintain uniform standards, controls, procedures and policies as we attempt to integrate the acquired businesses, and this may lead to operational inefficiencies. These factors related to our acquisition strategy, among others, could have a material adverse effect on our business, financial condition and results of operations.
The international scope of our operations may adversely affect our business.
We are continuing to expand our sourcing, commercial operations and administrative activities internationally. In 2014, we derived approximately one-half of our net sales from operations outside the United States. Our ability to manage our business and conduct our operations internationally require considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Expansion has required and will continue to require us to invest significant funds and other resources. Accordingly, we face certain risks, including:

•	restrictions on foreign ownership of subsidiaries;

•	tariffs and other trade barriers and restrictions;

•	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;

•	differing laws or administrative practices;

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our corporate culture across all geographies;

•	business practices that are inconsistent with local or U.S. law, such as the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or other applicable anti-bribery regulations;

•
violating sanctions established by the Office of Foreign Assets Control of the U.S. Department of the Treasury, with respect to threats to the national security, foreign policy or the economy of the United States;

•	political risks;

•
disruptions in the efficiency and effectiveness of, and difficulty in overseeing and managing, operations, supply chain and certain important administrative functions, including those that have been or in the future may be transferred to our shared services operations;

•	restrictions imposed by foreign governments on international cash transfers;

•	fluctuations in foreign currency exchange rates; and

•	potentially adverse tax consequences of operating in multiple international jurisdictions.
In addition, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us. Our operations outside the United States also may present additional risk with respect to compliance with government regulations and licensing requirements. If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected.
In recent years, we incurred, and we may in the future incur, impairment charges related to our goodwill and other intangible assets, which could negatively impact our results of operations.
We carry significant amounts of goodwill and other intangible assets, including indefinite-lived intangible assets, on our balance sheet as a result of the VWR Acquisition and acquisitions subsequent to the VWR Acquisition. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and tradenames.
Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment, and they must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever an indication of potential impairment exists.
Future changes in our estimates or judgments could reduce our fair value measurements, which could in turn result in an impairment charge:

•	During 2014, we recognized an $11.3 million impairment of goodwill related to a recent acquisition, which was associated with acquisition-specific factors.

•
Our expected net sales, cash flow performance or market conditions could be adversely affected due to, among other things, negative macroeconomic or industry-specific factors. For example, in 2011 and 2010, we recognized impairment charges of $3.3 million and $48.1 million, respectively, resulting primarily from factors specific to the science education industry, while in 2008, we recognized impairment charges of $392.1 million related primarily to macroeconomic factors. We could also experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly-traded companies, a decline in the trading price of our common stock or control premiums derived from market transactions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Testing Goodwill and Other Intangible Assets for Impairment” for more information.
As of December 31, 2014, goodwill and other intangible assets represented approximately $3.4 billion or 69% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic or industry-specific pressures, including but not limited to rising interest rates.
We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in sales to these customers.
We sell products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

If we do not comply with existing government regulations or if we or our suppliers become subject to more onerous government regulations, we could be adversely affected.
Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, storage, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our operational activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. We are also required to abide by the anti-corruption and anti-bribery laws of all countries in which we operate, including the FCPA. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines, penalties or assessments or otherwise restrict our ability to provide competitive products and solutions and thereby have an adverse impact on our financial condition. We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we manufacture and distribute.
If our suppliers become subject to more stringent laws, they may seek to recover any or all increased costs of compliance from us by increasing prices, and we may not be able to recover all such increased prices from our customers. Accordingly, we cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations applicable to our suppliers.
If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.
Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular in the United States and in the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe upon such laws, we may be subject to civil and other penalties and/or third-party claims for damages. Further, agreements that infringe upon these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected.
We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our business, financial condition and results of operations.
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the manufacturing, handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations have involved and continue to involve the manufacturing, handling, transport and distribution of materials that are, or could be classified as toxic or hazardous, there is a risk of contamination and environmental damage inherent in our operations and the products we manufacture, handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.
Based on current information, we believe that any costs we may incur relating to environmental, health and safety matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, business interruptions, compliance costs or penalties which could have a material adverse effect on our business, financial condition and results of operations. In addition, environmental, health and safety laws and regulations are constantly evolving and it is not possible to predict accurately the effect they, or any new regulations or legislation may have in future periods.

We are subject to product liability and other claims in the ordinary course of business.
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we expand our manufacturing operations. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia-Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
We are also involved in various disputes, litigation and regulatory matters incidental to our business, including employment matters, commercial disputes, government contract compliance matters, disputes regarding environmental clean-up costs, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
If we are unable to hire, train and retain key personnel, our business, financial condition and results of operations could be adversely affected.
Our success depends in large part upon our continuing ability to identify, hire, retain and motivate skilled professionals. We face intense competition for these professionals from our competitors, customers, suppliers and other companies within the industries in which we compete and the geographical regions in which we operate. Any failure on our part to hire, train and retain a sufficient number of qualified professionals could have a significant adverse impact on our business.
We depend heavily on the services of our senior management. We believe that our future success will depend upon the continued services of our senior management. Our business may be harmed by the loss of one or more members of our senior management. We currently do not maintain key-man life insurance with respect to our executive officers.
We rely upon our distribution centers and third parties to ship products to our customers, and significant interruptions in the operations of our distribution centers or the operations of such third parties could harm our business, financial condition and results of operations.
Our infrastructure primarily consists of strategically located distribution centers and various smaller regional service centers where we receive products from manufacturers, manage inventory and fill and ship customer orders. We also ship a significant amount of our orders through various independent package delivery providers. Prompt shipment of our products is important to our business. Any significant disruptions to the operations of our distribution centers or such third parties for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond the control of us or such third parties, could cause our operating expenses to increase or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. In addition, an increase in prices by our third-party carriers, due to increases in fuel prices or otherwise, could adversely impact our financial condition and results of operations if we are unable to find alternative providers or make adjustments to our selling prices.

Problems with or failure of our information services and their connectivity to our customers, suppliers and/or certain service providers could significantly disrupt our operations, which could reduce our customer or supplier base and could harm our business, financial condition and results of operations.
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze and manage data to facilitate the purchase and distribution of millions of inventory items from numerous distribution centers; to receive, process and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time, including due to the actions of third parties. To reduce our risks against unforeseen events, we continually deploy, test and refine disaster recovery and business continuity preparedness plans.
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches could disrupt our business and/or our supply chain, result in the improper disclosure or misuse of confidential or proprietary information, damage our reputation and/or increase our costs. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a high priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
In addition, we accept payment by credit card and similar payment instruments for a material portion of our sales, and our ability to accept, process and settle credit card transactions is subject to rules and regulations issued and/or amended from time to time by payment card companies, such as American Express, VISA, MasterCard and Discover. These rules and regulations, which vary based on annual transaction volume and transaction experience, require us to safeguard customer information, including applying the minimum security standards for the manner in which we capture, store, process and transmit such information. Our failure to comply with such changing rules and standards can subject us to fines, restrictions or expulsion from these card acceptance programs, which could have a material adverse effect on our business, financial condition and results of operations.
We have recently completed the implementation of an enterprise resource planning system in our U.S. laboratory products business and we plan to continue to make technology and infrastructure investments, including with respect to our enterprise resource planning and e-commerce capabilities. Our technology initiatives are designed to enhance the security, confidentiality, integrity and availability of data and systems, to ensure our operations continue to provide a high quality service to our customers and to provide important information to our management. We are continually assessing the risks and costs associated with potential problems and interruptions that could reduce the efficiency and effectiveness of our operations in the near term, looking for opportunities to transfer or share these risks with specialized information systems security providers and insuring against these risks where appropriate. Despite these efforts, the cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce our productivity, including our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business, as well as disrupt or impair our ability to provide important information to our management and investors.
We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.
We serve our customers globally through our operations in 34 countries and use a number of registered and unregistered trademarks and service marks for our products and services, substantially all of which are owned by us. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts to protect our intellectual property rights in certain countries, especially those in Asia-Pacific, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.
The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

Unanticipated increases to our income tax liabilities could adversely impact our results of operations.
As a global corporation, our business is subject to a wide variety of U.S. federal, state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will impact our income tax provision or our income tax assets and liabilities. We are also subject to income tax audits in the United States and numerous foreign jurisdictions. Judgment is required in determining our global provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Tax authorities in the various jurisdictions in which we have a presence and conduct business may disagree with our tax positions and assess additional taxes.
In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Increases in our income tax liabilities or risks related to the realization of our deferred tax assets as a result of any of the foregoing could adversely affect our financial position or results of operations.
As a U.S. company doing business in international markets through subsidiaries, we are subject to intercompany pricing rules in the jurisdictions where we operate. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully offset the adjustment in the other jurisdictions; which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, or OECD, has issued certain proposed guidelines regarding base erosion and profit shifting. If these guidelines are formally adopted by the OECD, individual taxing jurisdictions may also adopt some form of these guidelines as well. In such case, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change.
Risks Related to Our Indebtedness
Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt or contractual obligations.
We have a substantial amount of debt, which requires us to make significant interest and principal payments. At December 31, 2014, we had outstanding indebtedness of $2,111.9 million, including our Senior Credit Facility, Senior Notes and our A/R Facility. Our high level of debt could have important consequences to us including the following:

•	making it more difficult for us to satisfy our debt or contractual obligations;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Credit Facility and our A/R Facility, are at variable rates of interest;

•
requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments, which would reduce the funds available for working capital, capital expenditures, investments, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, future business opportunities and the industry in which we operate;

•	placing us at a competitive disadvantage compared to any of our less leveraged competitors;

•	increasing our vulnerability to a downturn in our business and both general and industry-specific adverse economic conditions; and

•
limiting our ability to obtain additional financing at a favorable cost of borrowing, or if at all, to fund future working capital, capital expenditures, investments, acquisitions or other general corporate requirements.

Despite current indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future, which would intensify our leverage risks.
Although the terms of the credit agreement governing the Senior Credit Facility and the indenture governing the Senior Notes restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to significant exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. The risks that we and our subsidiaries face as a result of our leverage could intensify to the extent that we incur a significant amount of additional indebtedness.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers for covenants could result in an acceleration of the due date of our indebtedness.
The credit agreement governing our Senior Credit Facility and the indenture governing the Senior Notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indenture restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur or create additional indebtedness;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

•	purchase or redeem stock;

•	make investments;

•	create liens;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates;

•	enter into agreements that restrict dividends and liens;

•	change our lines of business or our fiscal year; and

•	enter into mergers, consolidations and sales of substantially all assets.
Additionally, our Senior Credit Facility contains a financial maintenance covenant for the benefit of our revolving commitment lenders. Specifically, we are required to maintain a Senior Secured Net Leverage Ratio (as defined therein) of not more than 5.50:1.00. The financial maintenance covenant is only applicable if revolving loans or swing loans are outstanding or if outstanding letters of credit (other than cash collateralized letters of credit) are in excess of $20.0 million. We cannot assure you that we will be able to maintain compliance with the covenants related to our debt in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or noteholders and/or amend the covenants. In particular, if our financial condition or operating results deteriorate, our relations with our lenders and noteholders may be materially and adversely affected, which could impact our ability to obtain waivers if necessary.
Any breach of the covenants in the credit agreement or the indenture could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our Senior Credit Facility that was not cured or waived, the lenders under our Senior Credit Facility could cause all amounts outstanding with respect to the borrowings under the Senior Credit Facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Senior Credit Facility and our obligations under the Senior Notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Credit Facility, the lenders under our Senior Credit Facility could institute foreclosure proceedings against the assets securing borrowings under the Senior Credit Facility. Any such acceleration may also constitute a termination event under our A/R Facility, which could result in the amount outstanding under that facility becoming due and payable.
We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.
Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Credit Facility, our A/R Facility or from other sources may not be available to us in an amount sufficient to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Additionally, the revolving loan portion of our Senior Credit Facility and our A/R Facility are scheduled to mature in 2016, and significant portions of our other long-term debt are scheduled to mature in 2017, and we will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Credit Facility and the indenture governing our Senior Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

Risks Related to Ownership of our Common Stock
Our common stock price may be volatile or may decline regardless of our operating performance, and holders of our common stock could lose a significant portion of their investment.
The market price for our common stock is likely to be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased their shares, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those described under “Risks Related to Our Business” and “Risks Related to Our Indebtedness” and the following:

•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to initiate or maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders, including VWR Holdings, which is controlled by Madison Dearborn Partners;

•	market conditions or trends in our industry or the economy as a whole;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments;

•	changes in key personnel; and

•
our limited public float in light of the Sponsors’ beneficial ownership of a majority of our common stock, which may result in the trading of relatively small quantities of shares by our stockholders having a disproportionate positive or negative influence on the market price of our common stock.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including companies in our industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
Madison Dearborn Partners has the ability to control significant corporate activities, and their interests may not coincide with yours.
At December 31, 2014, Madison Dearborn Partners beneficially owned, through its control of VWR Holdings, approximately 77.6% of our common stock. As a result of its beneficial ownership, Madison Dearborn Partners, so long as it continues to beneficially own a majority of our outstanding common stock, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through the Board, the ability to control decision-making with respect to our business direction and policies. Matters over which Madison Dearborn Partners, directly or indirectly, exercise control include:

•	the election of the Board and the appointment and removal of our officers;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness and the issuance of equity securities;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under our equity incentive plans.
Even if Madison Dearborn Partners’ beneficial ownership of our shares falls below a majority, it may continue to be able to strongly influence or effectively control our decisions. Under our amended and restated certificate of incorporation, Madison Dearborn Partners and its affiliates will not have any obligation to present to us, and Madison Dearborn Partners and its affiliates may separately pursue corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

In addition, we have entered into a Director Nomination Agreement with VWR Holdings that provides VWR Holdings the right to designate nominees for election to our board of directors for so long as VWR Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding. The Director Nomination Agreement provides that Madison Dearborn Partners may cause VWR Holdings to assign such right to Madison Dearborn Partners or to a Madison Dearborn Partners’ affiliate so long as Madison Dearborn Partners and its affiliates are the beneficial owners of 50% or more of VWR Holdings’ voting equity interests.
We are a “controlled company” and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Madison Dearborn Partners through its control of VWR Holdings beneficially owns a majority of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards under NASDAQ. Under the rules of NASDAQ, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including the requirement that (i) a majority of the Board consist of “independent directors,” as defined under the rules of NASDAQ, (ii) the Nominating and Governance Committee is composed entirely of independent directors or (iii) the Compensation Committee is composed entirely of independent directors.
The NASDAQ independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.
Conflicts of interest may arise because some of our directors are principals of our largest stockholders.
Each of Messrs. Alexos and Sullivan, who are officers of Madison Dearborn Partners, and Mr. Kraemer, who is associated with Madison Dearborn Partners, serve on the Board. VWR Holdings, which is controlled by Madison Dearborn Partners, continues to hold a majority of our outstanding common stock. Madison Dearborn Partners and the entities respectively controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Madison Dearborn Partners, on the one hand, and of other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to the Board and a majority of our disinterested directors approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (iii) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation provides that any principal, officer, member, manager and/or employee of Madison Dearborn Partners or any entity that controls, is controlled by or under common control with Madison Dearborn Partners (other than us or any company that is controlled by us) or a Madison Dearborn Partners-managed investment fund is not required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.
Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. On February 27, 2015, 131,358,700 shares of common stock were outstanding. The shares of common stock sold in our initial public offering are freely tradable without restriction under the Securities Act, except that any shares of our common stock that may be acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, may be sold only in compliance with certain volume limitations and other restrictions of Rule 144 of the Securities Act.
The remaining 102,000,000 shares, representing 77.6% of our total outstanding shares of common stock, will continue to be “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144 or Rule 701 under the Securities Act.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Anti-takeover provisions in our charter documents and as provided under Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our charter documents contain provisions that may make the acquisition of the Company more difficult without the approval of the Board. These provisions:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	establish a classified board of directors so that not all members of the Board are elected at one time;

•
generally prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, except that any action required or permitted to be taken by our stockholders may be effected by written consent until such time as Madison Dearborn Partners ceases to beneficially own 50% or more of our common stock;

•
provide that special meetings of the stockholders can only be called by (i) the chairman or vice chairman of the Board, (ii) our chief executive officer, (iii) a majority of the Board through a special resolution or (iv) the holders of at least 10% of our common stock until such time as Madison Dearborn Partners ceases to beneficially own 50% or more of our common stock, effected by consent in writing by such stockholders;

•	establish advance notice requirements for nominations for elections to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	provide that the Board is expressly authorized to make, alter or repeal our amended and restated by-laws.
These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our certificate of incorporation or our by-laws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine may, in each case, be brought only in the Court of Chancery in the State of Delaware and if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.
We do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Board and will depend upon results of operations, financial condition, contractual restrictions, including those under the Senior Credit Facility and the indenture governing the Senior Notes, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors the Board deems relevant. Accordingly, if we do not pay dividends in the future, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

We are required to pay our existing owners for certain tax benefits to the extent realized by us (or deemed realized by us in the case of a change of control, certain divestitures or certain other events), which amounts are expected to be material and, in some instances, may exceed the tax benefits actually realized by us.
We have entered into an ITRA with our existing stockholder, VWR Holdings. The ITRA provides for the payment by us to VWR Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we along with our domestic subsidiaries actually realize as a result of the utilization of our pre-IPO net operating loss carryforwards.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of net operating losses as well as the timing of any payments under the ITRA will vary depending upon a number of factors, including the amount, character and timing of our and our domestic subsidiaries’ taxable income in the future. We expect that the payments we will be required to make under the ITRA will be material.
At December 31, 2014, we reported a liability of $172.9 million for the ITRA, which represents 85% of the full amount of applicable recognized deferred tax assets related to our domestic net operating loss carryforwards. Any future changes in the realizability of our net operating loss carryforwards that were generated prior to our IPO will impact the amount that will ultimately be paid to VWR Holdings, if any. We believe that any changes in the obligation under the ITRA will be recorded in other income or expense. We expect to repay the obligation within the carryforward period of the tax attributes without expiration.
In addition, the ITRA provides that upon certain mergers, stock and asset sales, other forms of business combinations or other changes of control, the ITRA will terminate and we will be required to make a payment equal to the present value (at a discount rate of LIBOR plus 1.00%) of anticipated future payments under the ITRA. Such payment would be based on certain assumptions, including those relating to our and our domestic subsidiaries’ future taxable income, and may therefore significantly exceed the actual tax benefits we ultimately realize from our net operating losses. We will have a similar obligation to make a present value accelerated payment based on certain assumptions if we dispose of certain subsidiaries or if we breach any of our material obligations under the ITRA, each of which also may result in a payment significantly in excess of the actual tax benefits we ultimately realize from our net operating losses. In these situations, our obligations under the ITRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. Additionally, under the terms of the ITRA, VWR Holdings may be permitted to assign its rights under the agreement without our consent, in which case we may be required to deal with an unrelated counterparty under the agreement.
VWR Holdings will not reimburse us for any payments previously made under the ITRA if such benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in certain circumstances, payments could be made under the ITRA in excess of our cash tax savings. To the extent that we are unable to make timely payments under the ITRA for any reason, such payments will be deferred and will accrue interest at a rate of LIBOR plus 3.00% per annum until paid. We have agreed under the ITRA not to incur, and not to permit any of our domestic subsidiaries to incur, any new restrictions that would limit our ability to make payments under such agreement or the ability of our domestic subsidiaries to make payments to us for that purpose. This restriction could make it more difficult or costly for us to refinance our outstanding indebtedness, the majority of which will mature during 2016 and 2017. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 13, “Certain Relationships and Related Transactions” for more information on the ITRA.
We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. Additionally, deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We operate more than 160 facilities, which aggregate in excess of five million square feet, including offices, warehouse space and manufacturing facilities. We maintain our corporate headquarters in Radnor, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium.
The following table sets forth information with respect to our principal distribution and other office facilities:

Location	Owned/Leased	Size (sq. ft.)	Type of Facility
Americas:
Batavia, Illinois	Owned	360,000	Distribution
Bridgeport, New Jersey	Owned	369,475	Distribution
Denver, Colorado	Leased	130,091	Distribution
Franklin, Massachusetts	Leased	55,486	Distribution
Lachine, Quebec, Canada	Owned	52,000	Distribution, manufacturing and offices
Manati, Puerto Rico	Owned	130,450	Distribution
Mexico City, Mexico	Leased	63,948	Distribution
Mississauga, Ontario, Canada	Leased	110,194	Distribution
Radnor, Pennsylvania	Leased	149,858	Offices
Rochester, New York	Owned	339,600	Distribution, assembly and offices
Solon, Ohio	Leased	175,815	Distribution, manufacturing and offices
Sugar Land, Texas	Leased	62,280	Distribution
Suwanee, Georgia	Leased	168,925	Distribution
Tualatin, Oregon	Leased	56,400	Distribution
Visalia, California	Owned	500,000	Distribution
Wangara, Australia	Leased	63,261	Distribution, manufacturing and offices
EMEA-APAC:
Briare, France	Owned/Leased	358,675	Distribution, repackaging and mixing
Bruchsal, Germany	Owned	218,906	Distribution
Darmstadt, Germany	Leased	58,007	Offices
Debrecen, Hungary	Leased	67,188	Distribution, repackaging and mixing
Dublin, Ireland	Leased	77,067	Distribution
Haasrode, Belgium	Owned	201,447	Offices, distribution, repackaging and mixing
Karlskoga, Sweden	Leased	129,167	Distribution
Kelsterbach, Germany	Leased	59,642	Distribution
Llinars del Vallés, Spain	Leased	72,955	Distribution
Lutterworth, United Kingdom	Leased	183,205	Distribution
Shanghai, China	Leased	31,000	Distribution and offices
Singapore	Leased	74,034	Distribution
We also lease various regional distribution centers and service facilities globally that support our sales and warehouse functions. Our facility located in Batavia, Illinois is subject to a mortgage lien under the Senior Credit Facility.

Item 3.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 11 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers
The following chart sets forth certain information regarding our directors and executive officers as of February 27, 2015:

Name	Age	Position
Manuel Brocke-Benz	56	Director, President and Chief Executive Officer
Gregory L. Cowan	61	Senior Vice President and Chief Financial Officer
Peter Schuele	56	Senior Vice President and President, EMEA-APAC Lab and Distribution Services
Mark T. McLoughlin	59	Senior Vice President and President, Americas Lab and Distribution Services
George Van Kula	51	Senior Vice President, Human Resources, General Counsel and Secretary
Theodore C. Pulkownik	57	Senior Vice President, Strategy and Corporate Development
Gerard J. Christian	46	Senior Vice President and Chief Information Officer
Stephan W. Labonté	55	Senior Vice President, Marketing
Ulf Kepper	49	Senior Vice President, VWR Services
Douglas J. Pitts	56	Vice President and Corporate Controller
Manuel Brocke-Benz was named our President and Chief Executive Officer on January 3, 2013. From July 25, 2012 to January 3, 2013, Mr. Brocke-Benz served as our interim Chief Executive Officer, while also serving as the Senior Vice President and Managing Director of Europe, Lab and Distribution Services, a position he held since January 2006. Mr. Brocke-Benz was elected to the Board in September 2012 and currently is the Chair of the Finance Committee. Mr. Brocke-Benz initially joined the Company in 1987. Mr. Brocke-Benz earned a law degree from Albert-Ludwigs University in Freiburg, Germany. Mr. Brocke-Benz’s leadership role and more than 20 years of service with us in a variety of senior-level positions, together with his extensive knowledge of our business, strategy and industry on an international basis and his training as a lawyer make him a valuable member of the Board.
Gregory L. Cowan is our Senior Vice President and Chief Financial Officer, a position he has held since June 2009. In his current role, Mr. Cowan is responsible for our financial operations on a global basis and for overseeing our Investor Relations activities. Prior to assuming his current position, Mr. Cowan served as our Vice President and Corporate Controller since December 2004. Since joining us, Mr. Cowan has overseen compliance efforts, the development of global policies and procedures, as well as internal and external reporting processes. He has also been directly involved in various strategic projects involving commercial activities and changes to systems and infrastructure. In the past five years, Mr. Cowan also served as a Director of Emtec, Inc. Mr. Cowan earned a B.A. in accounting from Rutgers University.
Peter Schuele is our Senior Vice President and President, EMEA-APAC Lab and Distribution Services. Mr. Schuele has served as our Senior Vice President, Europe Lab and Distribution Services since June 2013, and in January 2014, was given additional responsibility for our Asia-Pacific business. In his current role, Mr. Schuele is responsible for our sales, marketing, services and operations for the European and Asia-Pacific business. Prior to joining us in 2013, Mr. Schuele served as the vice president supply chain for Europe, the Middle East and Africa for Sigma-Aldrich Corporation. Mr. Schuele earned an M.B.A. from Heilbronn University in Heilbronn, Germany.
Mark T. McLoughlin is our Senior Vice President and President, Americas Lab and Distribution Services, a position he has held since November 2014. In his current role, Mr. McLoughlin leads all sales, marketing, services and operations for our business in the United States, Canada, Mexico and Puerto Rico. Prior to assuming his current position, Mr. McLoughlin served as our Senior Vice President and President, U.S. Lab and Distribution Services from July 2012 to November 2012 and as Senior Vice President of Category Management and Senior Vice President of Emerging Businesses after joining the Company in September 2008. Mr. McLoughlin is currently a member of the Board of Directors at Cytomedix, Inc. and serves on the Board of Advisors for the Center for Services Leadership, W.P. Carey School of Business at Arizona State University. Mr. McLoughlin earned a B.A. in psychology from the University of Arizona.
George Van Kula is our Senior Vice President, Human Resources, General Counsel and Secretary. Mr. Van Kula has served as Senior Vice President, General Counsel and Secretary since May 2006, and in March 2013, Mr. Van Kula was given additional responsibility for our Human Resources organization. Mr. Van Kula earned a J.D. from the University of Michigan Law School and a B.A. from the University of Notre Dame.
Theodore C. Pulkownik is our Senior Vice President, Strategy and Corporate Development, a position he has held since July 2004. Mr. Pulkownik’s responsibilities include global mergers and acquisitions, corporate-center led initiatives and strategy and several of our businesses in the Americas, including Central and South America, global mining, North America Export and our serum business. Mr. Pulkownik earned a B.A. in business administration from the University of Wisconsin and an M.B.A. from the University of Michigan.

Gerard J. Christian is our Senior Vice President and Chief Information Officer, a position he has held since August 2012. In this role, Mr. Christian is responsible for our global information services, including the management of business unit and corporate shared application services, business continuity, infrastructure and operations, and information security and risk management. From January 2011 until August 2012, Mr. Christian served as Vice President of Shared Services as well as Vice President, Pricing and Contract Administration and from March 2007 until December 2010, as Vice President and Country Manager for VWR Ireland. Mr. Christian earned a B.S. in accounting from Canisius College and an M.B.A. from the University of Buffalo, with a concentration in finance.
Stephan W. Labonté is our Senior Vice President, Marketing, a position he has held since October 2012. In his current role, Mr. Labonté is responsible for our supplier relationships, marketing and category management functions on a global basis and the customer segment teams in Europe. Mr. Labonté joined us in 1995. Prior to his current role, Mr. Labonté served as Senior Vice President of EU Marketing from February 2009 to September 2012. Mr. Labonté earned an M.S. in biology from Johann Goethe University in Frankfurt, Germany.
Ulf Kepper is our Senior Vice President for VWR Services, a position he has held since June 2014. In his current role, Mr. Kepper is responsible for our global service offerings under the VWRCATALYST brand including onsite services to support our customer’s operations. Prior to this role, Mr. Kepper served as Vice President for Global Marketing Services responsible for product data management, marketing communications and e-business. Mr. Kepper earned degrees in computer science and economics from the University of Darmstadt in Darmstadt, Germany.
Douglas J. Pitts is our Vice President and Corporate Controller, a position he has held since July 2013. In his current role, Mr. Pitts is responsible for our internal and external reporting, as well as managing our system of internal controls. Prior to this role, Mr. Pitts served as Vice President, Internal Audit from 2011 to June 2013 and Vice President and Assistant Corporate Controller from 2007 to 2010. Mr. Pitts earned a B.S. from the University of Illinois. Mr. Pitts is also a Certified Public Accountant.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Markets for Common Stock
In connection with our initial public offering, our common stock began trading on NASDAQ on October 2, 2014 under the symbol “VWR.” During the period from October 2, 2014 to December 31, 2014, the high and low selling prices of our common stock reported by NASDAQ were $27.14 and $20.60, respectively. At February 27, 2015, NASDAQ reported that the closing price of our common stock was $24.55.
Holders of Common Stock
As of February 27, 2015, we had only one holder of record of our common stock, VWR Holdings. This does not include holdings in street or nominee names.
Dividends
On October 1, 2014, we paid a $25.0 million dividend to our then sole shareholder, VWR Holdings, which equated to $0.25 per share.
Prior to our recapitalization on July 31, 2014, our redeemable convertible preferred stock accrued dividends at a rate of 8% per annum, but such dividends were never paid. Following the recapitalization, all accrued but unpaid dividends became available to common stockholders.
Our Senior Credit Facility and Senior Notes include significant restrictions on the ability of our subsidiaries to pay dividends to us. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 9 to our consolidated financial statements beginning on page F-1 of this report.
We currently do not expect to pay any additional dividends on our common stock.

Stock Performance Graph
The following graph compares the return on a $100 investment in our common stock made on October 2, 2014, the day we first began trading on NASDAQ, with a $100 investment also made on October 2, 2014 in the S&P MidCap 400® index and the S&P MidCap 400® Health Care index. The S&P MidCap 400® index is a broad equity market index of companies having market capitalization similar to ours. The S&P MidCap 400® Health Care index is an industry-specific equity market index that we believe closely aligns to us based on the following: (i) the index follows companies of a similar size to us in terms of net sales and market capitalization; (ii) the index includes health care distributors, the segment of the Global Industry Classification Standard, or GICS®, that we believe most closely aligns to us; and (iii) the index includes companies in the Biopharma and healthcare industries, two of our primary customer groups that together comprise approximately half of our net sales.
The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

	October 2, 2014	December 31, 2014
VWR Corporation	$100.00	$123.19
S&P MidCap 400® Index	100.00	107.57
S&P MidCap 400® Health Care Index	100.00	112.74

Use of Proceeds from Registered Securities
On October 7, 2014, we completed our IPO by issuing 25.5 million shares of common stock at a price of $21.00 for aggregate proceeds of $536.2 million. Underwriting discounts, commissions and other estimated offering costs were $34.3 million, resulting in net proceeds of $501.9 million.
On November 5, 2014, the underwriters of the IPO completed the Additional Sale by purchasing an additional 3.9 million shares of common stock at the public offering price of $21.00 per share, representing the sale of substantially all shares available to the underwriters in the over-allotment option granted in connection with the IPO. Aggregate proceeds were $80.4 million. Underwriting discounts, commissions and other estimated offering costs were $4.5 million, resulting in net proceeds to us of $75.9 million.
All of the shares sold in the IPO and the Additional Sale were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1 (File 333-196996), which was declared effective by the SEC on October 1, 2014. Following the IPO and the Additional Sale, substantially no additional shares are available for issuance under the aforementioned registration statement. The common shares are listed on NASDAQ under the symbol “VWR.”
We used the net proceeds from the IPO and the Additional Sale to redeem all of the Subordinated Notes and a portion of the borrowings under our credit facilities.
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

Item 6.	Selected Financial Data
We have derived the selected financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013, 2012 and 2011 from our audited consolidated financial statements and related notes beginning on page F-1 of this report and included in the Prospectus.
We have derived the selected financial data as of December 31, 2011 and 2010 and for the year ended December 31, 2010 from our unaudited consolidated financial statements and related notes, which are not included in this report or the Prospectus. The consolidated financial statements of VWR Funding, our direct wholly-owned subsidiary, have been audited for these periods and are substantially identical to our unaudited consolidated financial statements for such periods, except with respect to redeemable equity and stockholder equity accounts and related disclosures.
The information in this item is only a summary and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes beginning on page F-1 of this report.
The following tables set forth selected financial data as of and for the periods indicated below (in millions, except per share amounts):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:					(Unaudited)
Net sales(1)	$4,375.3	$4,187.8	$4,129.4	$4,161.1	$3,638.7
Cost of goods sold(1)	3,131.9	2,991.5	2,962.0	2,981.6	2,599.8
Gross profit	1,243.4	1,196.3	1,167.4	1,179.5	1,038.9
Selling, general and administrative expenses(1)	925.5	942.3	915.4	913.6	853.5
Operating income	317.9	254.0	252.0	265.9	185.4
Interest expense, net(2)(3)	(166.3)	(190.7)	(199.5)	(199.6)	(202.7)
Other income (expense), net(4)	90.9	(38.8)	(15.1)	21.8	66.8
Loss on extinguishment of debt(2)(3)	(5.1)	(2.0)	(25.5)	—	—
Income before income taxes	237.4	22.5	11.9	88.1	49.5
Income tax provision	(84.8)	(8.4)	(8.1)	(30.4)	(28.0)
Net income	152.6	14.1	3.8	57.7	21.5
Accretion of dividends on redeemable convertible preferred stock(5)	(29.4)	(47.9)	(45.5)	(42.4)	(39.0)
Net income (loss) applicable to common stockholders	$123.2	$(33.8)	$(41.7)	$15.3	$(17.5)
Earnings (loss) per share:(6)
Basic	$2.50	$(338.00)	$(417.00)	$153.00	$(175.00)
Diluted	2.49	(338.00)	(417.00)	153.00	(175.00)

Other Financial Data:
Net cash provided by (used in):(7)
Operating activities	$191.1	$200.9	$34.7	$139.3	$122.3
Investing activities	(123.0)	(89.5)	(160.9)	(209.2)	(74.4)
Financing activities	(71.8)	(117.9)	98.3	90.3	(22.3)
Depreciation and amortization	129.3	130.0	125.9	120.9	116.5
Cash paid for income taxes, net	39.3	37.3	45.7	26.8	24.1
Acquisitions of businesses, net of cash acquired(7)	102.9	44.4	113.3	168.5	32.8
Capital expenditures	33.6	45.3	51.8	42.5	41.6
Gross profit as a percentage of net sales	28.4%	28.6%	28.3%	28.3%	28.6%
Dividends paid per share(8)	$0.25	$—	$—	$—	$—

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:				(Unaudited)	(Unaudited)
Cash and cash equivalents(7)	$118.0	$135.6	$139.8	$164.6	$142.1
Total assets	4,988.8	5,209.0	5,402.0	5,189.7	5,001.4
Debt and capital lease obligations(2)	2,111.9	2,854.4	3,148.6	2,908.7	2,757.7
Total redeemable equity(8)	51.4	670.6	627.9	610.6	562.8
Total stockholder equity(2)(8)	1,339.7	425.8	406.1	404.1	452.4

(1)
For information about recent changes to net sales, cost of goods sold and selling, general and administrative expense, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” From 2010 to 2011, these same items each grew due to organic operating growth, business acquisitions and the strengthening of foreign currencies against the U.S. dollar at that time.

(2)
In the fourth quarter of 2014, we completed our IPO, including the Additional Sale. We received aggregate net proceeds of $577.8 million, which we used to redeem all of our Subordinated Notes and to repay borrowings under our credit facilities. The repayment of debt caused a loss on extinguishment of debt in 2014, representing the write-off of unamortized deferred financing costs on the Subordinated Notes, and the elimination of interest expense and foreign currency remeasurement in the fourth quarter of 2014 that will continue into future periods. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)
We have experienced a favorable trend in interest expense, net, and we have incurred losses on extinguishment of debt following various actions we have taken to extend the maturity dates of our debt and to obtain more favorable rates of interest. See “—Results of Operations” and “—Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet, the translation of which is reported in other income (expense), net each period. Such gains or losses are unrealized until repayment of the debt and primarily relate to the weakening or strengthening of the euro against the U.S. dollar, respectively.

(5)
The consolidated statement of operations data include the accretion of accrued but unpaid dividends on the redeemable convertible preferred stock for periods prior to July 31, 2014. Following the recapitalization, the accretion of these dividends ceased, and all accrued but unpaid dividends and unreturned capital on the redeemable convertible preferred stock became available to common stockholders.

(6)
For all periods presented, earnings or loss per share has been adjusted for the 102-for-1 stock split that occurred on October 7, 2014. On July 31, 2014, the conversion of all shares of common stock and redeemable convertible preferred stock into newly-issued shares of common stock was considered period activity when calculating earnings or loss per share, which affects the comparability of 2014 results to prior periods.

(7)
Short-term changes in working capital have caused volatility in historical operating cash flows, while changes in investing cash flows were primarily caused by the relative magnitude of business acquisitions completed each year. We manage changes in operating and investing cash flows by utilizing cash on hand and / or availability to borrow under our credit facilities, which contributed to the changes in cash and cash equivalents and financing cash flows. Absent these changes, operating cash flows have generally increased as a result of improvements to our Adjusted EBITDA and lower cash interest paid. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

(8)
In anticipation of our IPO, we recapitalized our equity on July 31, 2014 by (i) exchanging all of our redeemable convertible preferred stock for newly issued common shares and (ii) completing a 102-for-1 stock split. On October 1, 2014 we paid a dividend of $25.0 million to VWR Holdings, who held all 102.0 million shares of our then outstanding common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1. This discussion and analysis contains forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those forward-looking statements. Refer to “Cautionary Factors Regarding Forward-Looking Statements” and Item 1A, “Risk Factors” for additional information.
Overview
We are a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ product needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our growth strategies include expanding our global strategic relationships, developing complementary new products and services, expanding our customer and supplier base, implementing best practices across our operations, broadening our offerings to underserved customer segments and executing our targeted acquisition strategy. We generated net sales of $4,375.3 million, Adjusted EBITDA of $449.4 million, Adjusted Net Income of $159.6 million and net income of $152.6 million for the year ended December 31, 2014. Since 2006, the year prior to our acquisition by the Sponsors, we have been able to increase net sales and Adjusted EBITDA at compound annual growth rates of 3.8% and 8.5%, respectively, we have improved our gross margin from 27.1% to 28.4% and we have improved our Adjusted EBITDA margin from 7.2% to 10.3% through 2014. See “Key Indicators of Performance and Financial Condition” for the definitions of Adjusted EBITDA and Adjusted Net Income, the reason for their inclusion and a reconciliation to them from net income or loss.
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia-Pacific (collectively, “EMEA-APAC”). Both the Americas and EMEA-APAC segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the Biopharma, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities, primary education and research institutes and environmental organizations.

Initial Public Offering
On October 7, 2014, we completed our IPO by issuing 25.5 million common shares at a price of $21.00 per share. After deducting underwriting discounts, commissions and other offering costs, the IPO resulted in net proceeds of $501.9 million.
On November 5, 2014, the underwriters of the IPO completed the Additional Sale by purchasing an additional 3.9 million shares of common stock at the public offering price of $21.00 per share under an option granted to them in connection with the IPO. After deducting underwriting discounts and commissions, the Additional Sale resulted in net proceeds of $75.9 million.
In anticipation of and in connection with the IPO and the Additional Sale, we entered into a number of transactions (collectively, the “Transactions”) that had a significant impact to our financial position and results of operations:

•
On July 31, 2014, we completed an internal recapitalization, pursuant to which: (i) all then outstanding equity, consisting of 0.1 million shares of common stock (1,000 shares on a pre-split basis) and 0.4 million shares of redeemable convertible preferred stock, were exchanged for 102.0 million shares (1.0 million shares on a pre-split basis) of newly-issued common stock; and (ii) 204.0 million shares (2.0 million shares on a pre-split basis) of common stock were authorized for issuance.

•	On October 1, 2014, we paid a $25.0 million dividend to VWR Holdings, who held all 102.0 million shares of our then outstanding common stock.

•
On October 7, 2014, we: (i) terminated a management services agreement with affiliates of the Sponsors; (ii) executed an income tax receivable agreement with VWR Holdings; (iii) filed an amended and restated certificate of incorporation and amended and restated bylaws; (iv) awarded options to purchase shares of our common stock to certain of our employees and directors under a new stock-based compensation plan; (v) adopted the VWR Corporation Employee Stock Purchase Plan; and (vi) received the net proceeds from the sale of common shares in the IPO. For additional information, see Notes 13, 14 and 21 to the consolidated financial statements beginning on page F-1 of this report.

•
On October 7, 2014 and November 5, 2014, we received the net proceeds from the sales of common shares in the IPO and the Additional Sale, respectively. We used the proceeds to redeem all of the Subordinated Notes and a portion of the borrowings under our credit facilities.

Our consolidated balance sheet at December 31, 2014 reflects all of the Transactions, and we have provided an unaudited consolidated pro forma statement of operations to present the effect the Transactions would have had on our results of operations had they occurred on January 1, 2013. See Note 25 to the consolidated financial statements beginning on page F-1 of this report.
As a result of the initial public offering, we expect our future results to reflect significant reductions in cash interest expense, net of taxes, which we expect to be partially offset by cash payments to our Sponsors pursuant to the ITRA. We also expect our future results to reflect less exposure from the remeasurement of foreign-denominated debt to changes in foreign currency rates. A significant amount of euro-denominated debt was redeemed using the net proceeds of the IPO and the Additional Sale, which has since been partially offset by new euro-denominated borrowings under our credit facility in January 2015.

Trends and Key Factors Affecting our Performance and Financial Condition
We believe the following trends and key factors have affected our recent operating results and are likely to continue to affect our performance and financial condition.
Foreign Currency
Our operations span the globe. Approximately one half of our net sales originate in currencies other than the U.S. dollar — principally the euro, as well as the British pound sterling, the Canadian dollar and the Swiss franc. As a result, changes in foreign currency exchange rates impact our reported results. Our results from comparable operations exclude the effect of foreign currency translation. See “Key Indicators of Performance and Financial Condition” for additional information.
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet, the translation of which is reported in other income (expense), net each period. Such gains or losses are unrealized until repayment of the debt and relate to the weakening or strengthening, respectively, of the euro against the U.S. dollar. We expect this exposure to be partially mitigated by the redemption of our euro-denominated Subordinated Notes as previously discussed.
Recently, spot rates for the euro, the British pound sterling and the Canadian dollar have weakened compared to the U.S. dollar. For example, the average euro exchange rate for the first quarter of 2014 was $1.37 = €1.00, whereas the euro exchange rate at February 27, 2015 was $1.12 = €1.00, an 18.2% decline. The weakening of these foreign currency exchange rates could impact us in 2015 as follows:

•
It would have a negative impact on the reported results of our foreign-denominated operations proportional to the decline in the applicable foreign currency exchange rates. Of our total net sales for the year ended December 31, 2014, approximately one-half were foreign-denominated.

•
It would have a negative impact on the reported value of our foreign-denominated net assets proportional to the decline in the applicable foreign currency exchange rates. Of our total assets for the year ended December 31, 2014, approximately one-half were foreign-denominated. In order to partially offset our exposure to these recent changes, in January 2015 we borrowed €88.5 million under our euro-denominated credit facilities to repay $101.2 million of borrowings under our U.S. denominated credit facilities.

We are not able to predict the impact that changes in currency exchange rates will have on our operating results, but their impact could be significant. Because any such changes would not require cash settlement in the near-term, we have determined not to hedge these risks through derivative contracts. For additional information about the effect of foreign currency exchange rates on our results of operations, see Item 7A, “Qualitative and Quantitative Disclosures about Market Risk.”
Acquisitions
Since the VWR Acquisition, we have completed 37 business acquisitions. These acquisitions have broadened our product offerings, strengthened our existing market positions and expanded our geographic presence. As part of our business strategy, we expect to pursue additional acquisition opportunities.
We are typically able to improve the profitability of acquired businesses by integrating them into our enterprise resource planning and web systems, streamlining various back-office functions and consolidating facilities when appropriate. In most cases, these measures generate cost savings that exceed any near-term disruptions that such businesses may experience. We also analyze their operations to identify any new suppliers, customers, products and other capabilities that we can leverage across operations on a local, regional and global basis. It generally takes us between 12 and 18 months to realize the benefits of this strategy.
We include the operating results of acquired companies in our consolidated results of operations from their respective dates of acquisition. As a result, the number, timing and relative size of our acquisitions that we complete in any period impacts the comparability of our period-to-period operating results. Our results from comparable operations exclude the effect of recent acquisitions to the extent they were not present in the comparable prior period. See “Key Indicators of Performance and Financial Condition” for additional information.
For additional information regarding our recent acquisitions, see Note 5 to our consolidated financial statements beginning on page F-1 of this report.

Mix of Products Sold
We offer one of the broadest portfolios of branded and private label laboratory products in our industry and a full range of value-added services, including custom manufacturing. We typically realize differing gross margins on these products and services, with greater gross margin coming from the sale of private label products as well as chemicals and reagents that we manufacture. Private label products, which enhance customer choice with lower cost alternatives, represented 19% of our 2014 product sales. We intend to further expand our private label product offering through focused sales and marketing efforts to offer our customers both branded and private label products. We also offer custom manufactured chemicals, including buffers, reagents and other chemicals used in biopharmaceutical and industrial applications and production process. We are focused on enhancing our capabilities as a manufacturer of high quality biochemicals, chemicals and reagents that generally do not conflict with the offering of our existing supplier base. The mix of products sold by us in any given period will impact our gross margin.
Recent Initiatives in our Americas Segment
Excluding the effect of foreign currency and acquisitions, our Americas segment experienced an increase in comparable net sales in 2014. Prior to this, our Americas segment had experienced declines in comparable net sales for recent historical periods. Net sales in our Americas segment were $2,430.1 million, $2,352.7 million and $2,400.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We believe that the future operating results of our Americas segment will be positively impacted by the recent strategic initiatives we have implemented as discussed below.
The Americas segment recently completed a series of initiatives to significantly upgrade its information technology infrastructure, optimize its U.S. distribution network and modify its marketing strategy. We implemented a new enterprise resource planning system and an e-commerce platform to better support our new marketing initiatives, growing infrastructure and integration of acquired companies. We opened a new 500,000 square foot warehouse facility in central California, strategically located to reduce shipping costs and improve delivery time to our customers throughout the western United States. We also shifted our North American regional go-to-market (“GTM”) strategy to a customer segment-specific approach, which we believe allows us to better address the unique needs of our customers.
All these initiatives were completed during 2012 and 2013, required a capital investment of approximately $70 million, resulted in charges for restructuring and other cost reduction initiatives and caused some disruption to our business over that period. Our 2014 operating results in the Americas segment were positively impacted by these initiatives, including improved U.S. sales performance and customer satisfaction and lower support costs for infrastructure. We believe that the impact of these initiatives will continue to affect our operating results in future periods.
European Systems, Infrastructure and Strategy
Our European operations benefit from a highly integrated and robust enterprise resource planning system, efficient distribution infrastructure and customer segment-specific GTM strategy. For example, our European business has operated on a common, highly integrated enterprise resource planning system for more than 12 years, enabling a stable and efficient distribution model, and a customer segment-specific GTM strategy, including advanced and tailored marketing materials, which was implemented over the past several years. Our enterprise resource planning system has also enabled us to rapidly integrate the operations of newly acquired companies. In July 2014, we launched our new, feature-rich e-commerce platform in EMEA-APAC, which we first introduced in the United States in April 2012.
We believe our Pan-European platform and acquisition strategy have increased our customer penetration and product offerings, which have collectively resulted in strong revenue growth and improved margins. Our strengthened market leadership position in Europe gives us the opportunity to continue to achieve strong financial results.
Relationship with Merck KGaA
We benefit from our longstanding and strong relationship with Merck KGaA and its affiliates. Our business operated as a division of Merck KGaA from 1999 until we were acquired by a private equity firm in 2004. In connection with that disposition, Merck KGaA agreed to enter into a long-term, exclusive supply agreement with us primarily covering Western Europe, which had an initial five-year term that was subsequently extended for an additional five-year period. In April 2014, we began operating under new, non-exclusive supply agreements that extend through December 2018. These new agreements govern a portion of our overall sales of products from Merck KGaA in Europe and provide us with preferred, non-exclusive access to Merck KGaA’s branded products across multiple jurisdictions. The new agreements include less favorable pricing terms to us than our previous agreement, which began negatively impacting our comparable gross margin in April 2014 and which offset other improvements to gross margin during 2014. We expect that the year-over-year impact of these changes will substantially cease beginning in the second quarter of 2015.

Capital Structure
As a result of the VWR Acquisition, we carry significant amounts of goodwill, other intangible assets and debt on our balance sheet. This has caused us to report significant amounts of amortization and interest expense and to pay significant amounts of cash for interest. We have also recognized impairment charges on our goodwill and other intangible assets. A large portion of our goodwill, other intangible assets and debt are denominated in currencies other than the U.S. dollar, which causes us to report significant currency translation adjustments. We have also taken a number of actions to address pending maturity dates on our indebtedness and to take advantage of strong debt markets, which has caused us to record losses on extinguishment of debt while lowering interest expense and cash paid for interest prospectively.
We continually monitor the capital markets for financing opportunities. The majority of our long-term debt obligations will mature during 2016 and 2017. We intend to reduce our net leverage in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.
Restructuring and Other Cost Reduction Initiatives
During September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of our operations and reduce operating expenses. In connection with these actions, we recognized restructuring charges of $32.5 million during the year ended December 31, 2013 and expect to realize approximately $38 million of savings from this program when fully implemented, the substantial majority of which we realized during 2014.
From time to time, we have undertaken other cost reduction initiatives including severance and facility closure costs. Expenses associated with such actions were $16.9 million for the year ended December 31, 2012.
For additional information, see Note 15 to our consolidated financial statements beginning on page F-1 of this report
Seasonality and Inflation
Neither seasonality nor inflation have had a significant impact on our historical results of operations or financial condition. Although the prices we pay for our products may increase, we believe we will continue to be able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.
Due to VWR Holdings — Income Tax Receivable Agreement
On October 7, 2014, we entered into an ITRA with VWR Holdings. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to the IPO. As noted previously, our Sponsors own a controlling interest in VWR Holdings.
At December 31, 2014, we reported a liability of $172.9 million due to VWR Holdings related to the ITRA. The value of the ITRA liability is based upon the expected future value of our net operating loss carryforwards. Changes to the value of the ITRA liability will be presented as other income (expense), net in the consolidated statement of operations. As a result, any changes that might occur to the valuation allowance with respect to our domestic deferred tax assets, which would be included in income tax expense or benefit, would be substantially offset by opposite changes in the value of the ITRA liability. Therefore, our net income exposure from changes in valuation allowance has been substantially reduced as a result of the ITRA.
The timing of payments under the ITRA correspond to the beginning of the year in which the net operating loss carryforwards will be claimed on our tax return. We expect to make our first payment under the ITRA of $9.8 million in March 2015, which is presented within other current liabilities on our consolidated balance sheet.

Key Indicators of Performance and Financial Condition
To evaluate our performance, we monitor a number of key indicators of our performance and financial condition, some of which are non-GAAP financial measurements. The key indicators that we monitor are as follows:

•	Net sales and operating income, which we discuss on both a consolidated and reportable segment basis in the section entitled “Results of Operations;”

•	Gross margin and net income or loss, which we discuss on a consolidated basis in the section entitled “Results of Operations;”

•
Adjusted EBITDA, which we also discuss as a percentage of net sales (“Adjusted EBITDA margin”), Adjusted Net Income and Adjusted EPS. Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are non-GAAP financial measurements and key performance indicators used by our investors, creditors and management to measure and evaluate our operating performance. A reconciliation of these indicators from net income or loss, the most directly comparable GAAP-based financial measurement, and our discussion and analysis of changes therein are included at the end of the section entitled “Results of Operations” under the subheading “Adjusted EBITDA, Adjusted Net Income and Adjusted EPS;”

•
Net Debt and Net Leverage, which are non-GAAP financial measurements and key performance indicators used by our creditors, investors and management to monitor our financial condition and our continuing ability to service debt. Our calculation of Net Debt reduces our total debt and capital lease obligations by the amount of cash and cash equivalents on hand as well as by our compensating cash balance. Net Leverage is calculated by dividing our Net Debt by our Adjusted EBITDA for the latest twelve-month period. A reconciliation of Net Debt from total debt and capital lease obligations, the most directly comparable GAAP-based financial measurement, and the calculation of Net Leverage are included in the section entitled “Liquidity and Capital Resources” under the subheading “Net Debt and Net Leverage;” and

•
Cash flows, particularly cash flows from operating activities and Free Cash Flow. Free Cash Flow is a non-GAAP financial measurement and a key performance indicator used by our investors, creditors and management to measure and evaluate our ability to generate cash. A reconciliation of Free Cash Flow to cash flows from operating activities, the most directly comparable GAAP-based financial measurement, and our discussion and analysis of changes therein are included at the end of the section entitled “Liquidity and Capital Resources” under the subheading “Historical Cash Flows.”

Non-GAAP Financial Measurements
As appropriate, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage readers to review our consolidated financial statements included elsewhere herein and in publicly filed reports in their entirety and not rely solely on any one, single financial measurement.
Comparable Operations
Another way in which we evaluate our performance is to exclude certain non-comparable items when reviewing the changes in our reported results. When we discuss our results in this way, we refer to them as comparable operations. We believe that removing non-comparable items from our reported results provides a useful means for readers to understand and evaluate our operating performance. Our results from comparable operations exclude the following items:

•
Changes in foreign currency exchange rates — Our presentation of results from comparable operations excludes the impact of changes in foreign currency exchange rates. We calculate the impact of such changes by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the comparable prior period(s).

•
Recent acquisitions — Our presentation of results from comparable operations excludes the contribution from recent acquisitions to the extent such contributions were not present in the comparable period.

Results of Operations
This discussion and analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results for the years ended December 31, 2014 and 2013 and for the years ended December 31, 2013 and 2012. We have derived this data from our consolidated financial statements beginning on page F-1 of this report.
The following table presents a summary of our results of operations (dollars in millions, except per share data):

	Year Ended December 31,			Change — 2014 vs. 2013		Change — 2013 vs. 2012
	2014	2013	2012	Amount	%	Amount	%
Net sales	$4,375.3	$4,187.8	$4,129.4	$187.5	4.5%	$58.4	1.4%
Gross margin	28.4%	28.6%	28.3%	(20)	basis points	30	basis points
Operating income	$317.9	$254.0	$252.0	$63.9	25.2%	$2.0	0.8%
Net income	152.6	14.1	3.8	138.5	**	10.3	**
Adjusted EBITDA*	449.4	418.5	401.5	30.9	7.4%	17.0	4.2%
Adjusted EBITDA margin*	10.3%	10.0%	9.7%	30	basis points	30	basis points
Adjusted Net Income*	$159.6	$123.6	$102.2	$36.0	29.1%	$21.4	20.9%
Adjusted EPS*	1.21	0.94	0.78	0.27	28.7%	0.16	20.5%

*
Denotes non-GAAP financial measurements. See “Key Indicators of Performance and Financial Condition” above for more information, including where to find reconciliations to the most directly comparable GAAP-based financial measurements.

**	Not meaningful
The following summarizes our consolidated results of operations:

•	We achieved record operating results during 2014, including net sales of $4.4 billion, operating income of $317.9 million, Adjusted EBITDA of $449.4 million and Adjusted Net Income of $159.6 million.

•
Net sales improved in 2014, reflecting a turnaround in our Americas segment and continued strong performance in our EMEA-APAC segment. Comparable net sales growth accelerated in the Americas; volume grew from recent investments in infrastructure and management and a strategic shift to a more targeted, customer-centric sales approach, and pricing was higher on our suite of products and services. Comparable net sales growth in our EMEA-APAC continued to exceed our estimates of market growth in those regions.

•
We were more profitable in 2014, achieving record Adjusted EBITDA margin of 10.3%. Excluding restructuring charges, we improved comparable SG&A expenses as a percentage of net sales, reflecting cost reductions in 2014 from a restructuring program, partially offset by the changes to our agreements with Merck KGaA in Europe, which negatively impacted our margins.

•
Net income, Adjusted Net Income and Adjusted EPS benefited from reductions in our interest expense following the redemption of our Subordinated Notes and amendments to our credit facilities. During 2014, interest on the Subordinated Notes was $47.2 million, the absence of which will favorably impact our 2015 results.

•	Business acquisitions continued to improve our operating results from 2012 to 2014.

•
Generally, changes in foreign currency exchange rates slightly lowered our operating results in 2014. Recently, spot rates for many foreign currencies, particularly the euro, have weakened considerably compared to the U.S. dollar. This will reduce our reported results in 2015 unless these currencies strengthen against the U.S. dollar later in the year.

•
Net income continued to experience significant changes due to the remeasurement of euro-denominated debt on our U.S. dollar-denominated balance sheet, which was significant and varied from year to year. Although we redeemed a significant portion of our euro-denominated debt, we expect continued volatility in future periods. We lowered interest expense in 2014 as discussed above, but we also incurred losses on the extinguishment of debt, which varied from year to year.

Comparison of Years Ended December 31, 2014 and 2013
Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Americas	$2,430.1	$2,352.7	$77.4	3.3%	$(18.7)	$47.0	$49.1	2.1%
EMEA-APAC	1,945.2	1,835.1	110.1	6.0%	0.1	27.5	82.5	4.5%
Total	$4,375.3	$4,187.8	$187.5	4.5%	$(18.6)	$74.5	$131.6	3.1%
Net sales from comparable operations for the year ended December 31, 2014 increased $131.6 million or 3.1% compared to the prior year. The increase was primarily attributable to higher sales volume and pricing.
Net sales from comparable operations in our Americas segment for the year ended December 31, 2014 increased $49.1 million or 2.1% compared to the prior year. Volume increased as a result of recent initiatives that were put in place to improve Americas segment performance. These initiatives include investments in infrastructure and management and a strategic shift to a more targeted, customer-centric sales approach. Pricing also improved the year-over-year result. Comparable net sales declined on a year over year basis in the first quarter of fiscal 2014, were slightly positive in the second quarter and accelerated to our strongest growth in the fourth quarter of 2014. Net sales to Biopharma and industrial customers as a group increased by low to mid single-digit rates compared to prior year, with the fourth quarter showing mid to high single-digit growth. Net sales to educational and governmental customers decreased by low to mid single-digit rates compared to prior year but improved during the year, with the fourth quarter showing low to mid single-digit growth. Net sales of consumables increased by low to mid single-digit rates, while net sales of durable goods and equipment were flat.
Net sales from comparable operations in our EMEA-APAC segment for the year ended December 31, 2014 increased $82.5 million or 4.5% compared to the prior year. The increase in net sales was driven by consistently higher sales volume throughout the year, which exceeded our estimates of 2% to 2.5% market growth in those regions. Net sales improved across all primary product groups and customer segments by mid to high single-digit rates. Net sales were particularly strong for private label consumables and durable goods and equipment, which grew by low double-digit rates, and private label chemicals, which grew by high single-digit rates.
Gross Profit
The following table presents gross profit, gross margin and changes therein (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$1,243.4	$1,196.3	$47.1	3.9%	$(4.5)	$25.7	$25.9	2.2%
Gross margin	28.4%	28.6%	(20)	basis points
Gross profit from comparable operations for the year ended December 31, 2014 increased $25.9 million or 2.2% compared to the prior year. The increase was caused by comparable net sales growth, partially offset by lower gross margin.
Gross margin for the year ended December 31, 2014 decreased 20 basis points to 28.4% compared to the prior year. Changes to our agreements with Merck KGaA negatively impacted our gross margins, particularly in the EMEA-APAC segment, as discussed previously in “Trends and Key Factors Affecting our Performance and Financial Condition.” We expect that the year-over-year impact of these changes will substantially cease beginning in the second quarter of 2015. These changes were substantially offset by higher pricing and, to a lesser extent, a more favorable product and customer sales mix in the Americas.

SG&A Expenses
The following table presents SG&A expenses, SG&A expenses as a percentage of net sales and changes therein (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$925.5	$942.3	$(16.8)	(1.8)%	$(5.8)	$19.8	$(30.8)	(3.3)%
SG&A expenses as a percentage of net sales	21.2%	22.5%	(130)	basis points
SG&A expenses from comparable operations for the year ended December 31, 2014 decreased $30.8 million or 3.3% compared to the prior year. During 2013, we incurred $31.7 million of charges related to our global restructuring program and $2.2 million of charges related to executive departures that were not present in 2014. Absent these items, SG&A expenses from comparable operations were flat, but decreased as a percentage of net sales. Increased employee compensation provisions in 2014, including the expense related to new stock option awards, were substantially offset by lower overall personnel costs in 2014, including savings from our 2013 global restructuring program. We also recognized a gain on the partial settlement of our U.S. Retirement Plan obligations, and we terminated the management services agreement with our Sponsors in the fourth quarter of 2014. For more information about our restructuring programs, our stock options, the partial settlement of our U.S. Retirement Plan and the termination of the management services agreement, see Notes 15, 14, 16 and 21, respectively, to our consolidated financial statements beginning on page F-1 of this report.
Operating Income
The following table presents operating income and operating income changes by reportable segment (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Americas	$141.0	$115.8	$25.2	21.8%	$1.1	$3.4	$20.7	17.9%
EMEA-APAC	176.9	138.2	38.7	28.0%	0.2	2.5	36.0	26.0%
Total	$317.9	$254.0	$63.9	25.2%	$1.3	$5.9	$56.7	22.3%
Operating income from comparable operations for the year ended December 31, 2014 increased $56.7 million or 22.3% compared to the prior year. Absent the 2013 charges for restructuring and executive departures discussed previously, operating income from comparable operations increased primarily due to comparable improvements in gross profit.
Operating income from comparable operations in our Americas segment for the year ended December 31, 2014 increased $20.7 million or 17.9% compared to the prior year. During 2013, we recognized $7.6 million of restructuring charges and $2.2 million of charges related to executive departures that were not present in 2014. The remaining increase in comparable operating income was caused by higher net sales volume and pricing and the changes in SG&A expenses described previously.
Operating income from comparable operations in our EMEA-APAC segment for the year ended December 31, 2014 increased $36.0 million or 26.0% compared to the prior year. During 2013, we recognized $24.1 million of restructuring charges that were not present in 2014. The remaining increase in operating income was primarily due to higher net sales volume and lower overall personnel costs resulting from our 2013 global restructuring program, partially offset by increased employee compensation provisions, including the expense related to new stock option awards.

Interest Expense, Net of Interest Income
Interest expense, net of interest income, for the years ended December 31, 2014 and 2013 was $166.3 million and $190.7 million, respectively, a decrease of $24.4 million or 12.8%. Net interest expense decreased as a result of lower rates of interest on our term loans, which we refinanced in January 2014, the redemption of our Subordinated Notes in the fourth quarter of 2014 using the net proceeds from the IPO and the Additional Sale and lower average borrowings under our multi-currency revolving loan facility.
During 2014, interest on the Subordinated Notes was $47.2 million, the absence of which will favorably impact interest expense in 2015.
Other Income (Expense), Net
Other income (expense), net, for the years ended December 31, 2014 and 2013 was $90.9 million and $(38.8) million, respectively. Other income (expense), net, represents the net foreign currency remeasurement gain or loss on our foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $5.1 million for the year ended December 31, 2014, representing the write-off of unamortized deferred financing costs following the redemption of our Subordinated Notes in the fourth quarter of 2014. We recognized a loss on extinguishment of debt of $2.0 million for the year ended December 31, 2013, representing the write-off of unamortized deferred financing costs following an amendment of our Senior Credit Facility on January 31, 2013.
Income Taxes
We recognized income tax provisions of $84.8 million and $8.4 million for the years ended December 31, 2014 and 2013, respectively. For more information about the components of our income tax provisions, and a reconciliation of our income tax provisions to income taxes calculated at the U.S. federal statutory rate, see Note 19 to our consolidated financial statements beginning on page F-1 of this report.
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted EPS
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted EPS are non-GAAP financial measurements used by our investors, creditors and management to measure and evaluate our operating performance. We strongly encourage readers to review our results of operations in their entirety and not to rely solely on any one, single financial measure. See “Key Indicators of Performance and Financial Condition.”
The following table presents Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted EPS and changes therein (dollars in millions, except per share amounts):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Adjusted EBITDA	$449.4	$418.5	$30.9	7.4%	$(1.3)	$8.3	$23.9	5.7%
Adjusted EBITDA margin	10.3%	10.0%	30	basis points
Adjusted Net Income	$159.6	$123.6	$36.0	29.1%
Adjusted EPS	1.21	0.94	0.27	28.7%

Adjusted EBITDA from comparable operations for the year ended December 31, 2014 increased $23.9 million or 5.7% compared to the prior year. The increase was caused by the comparable improvement in operating income of $56.7 million discussed previously, reduced by $32.5 million for restructuring charges that were present in 2013 and absent in 2014, as such charges are excluded from Adjusted EBITDA.
Adjusted EBITDA margin increased 30 basis points to 10.3% due to lower SG&A expenses as a percentage of net sales, primarily the result of cost savings in 2014 stemming from the 2013 restructuring program. This improvement was partially offset by the changes to our agreements with Merck KGaA in Europe, which negatively impacted our margins.
Adjusted Net Income for the year ended December 31, 2014 increased $36.0 million or 29.1% compared to the prior year. The increase was caused by the same factors that caused our Adjusted EBITDA to increase and also includes the $24.4 million decrease in net interest expense previously discussed, both net of income taxes.
Adjusted EPS for the year ended December 31, 2014 increased $0.27 or 28.7% as a result of the increase to Adjusted Net Income.
The following table presents the reconciliations of Adjusted Net Income, Adjusted EBITDA and Adjusted EPS from net income or loss (in millions, except per share amounts):

	Year Ended December 31,
	2014	2013
Net income	$152.6	$14.1
Pre-tax adjustments:
Amortization of acquired intangible assets	88.9	91.7
Net foreign currency remeasurement (gain) loss from financing activities	(90.9)	38.0
Charges for restructuring and other cost reduction initiatives	—	32.5
Impairment charges	11.3	—
Gain on disposition of business	(11.1)	—
Loss on extinguishment of debt	5.1	2.0
Charges associated with executive departures	—	2.2
Share-based compensation expense	2.0	0.6
Income tax provision (benefit) applicable to pre-tax adjustments	1.7	(57.5)
Adjusted Net Income	159.6	123.6
Interest expense, net of interest income	166.3	190.7
Depreciation expense	40.4	38.3
Income tax provision applicable to Adjusted Net Income	83.1	65.9
Adjusted EBITDA	$449.4	$418.5

Adjusted EPS	$1.21	$0.94

Weighted average shares outstanding, diluted	49.5	0.1
Normalization for recent share activity*	82.0	131.3
Adjusted weighted average shares outstanding, diluted	131.5	131.4

*
This adjustment states adjusted weighted average shares outstanding, diluted, at the amounts that would have been reported under GAAP had the IPO, the Additional Sale and the recapitalization occurred on January 1 of each year presented.

Comparison of Years Ended December 31, 2013 and 2012
Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$2,352.7	$2,400.9	$(48.2)	(2.0)%	$(6.8)	$27.4	$(68.8)	(2.9)%
EMEA-APAC	1,835.1	1,728.5	106.6	6.2%	40.0	61.0	5.6	0.3%
Total	$4,187.8	$4,129.4	$58.4	1.4%	$33.2	$88.4	$(63.2)	(1.5)%
Net sales from comparable operations for the year ended December 31, 2013 decreased $63.2 million or 1.5% compared to the prior year. The decrease was primarily due to a reduction in sales volume in our Americas segment.
Net sales from comparable operations in our Americas segment for the year ended December 31, 2013 decreased $68.8 million or 2.9% compared to the prior year. Net sales of durable goods and equipment increased slightly, while net sales of consumable products decreased by low single-digit rates. Net sales across all primary customer channels were flat or decreased by low single-digit rates.
Net sales from comparable operations in our EMEA-APAC segment for the year ended December 31, 2013 increased $5.6 million or 0.3% compared to the prior year. Net sales of consumable products increased by low single-digit rates, while net sales of durable goods and equipment decreased by low single-digit rates. Net sales to Biopharma, industrial and other customers increased by low single-digit rates. Net sales to education customers and governmental entities were generally flat.
Gross Profit
The following table presents gross profit, gross margin and changes therein (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$1,196.3	$1,167.4	$28.9	2.5%	$11.5	$28.0	$(10.6)	(0.9)%
Gross margin	28.6%	28.3%	30	basis points
Gross profit from comparable operations for the year ended December 31, 2013 decreased $10.6 million or 0.9% compared to the prior year. The impact of lower sales volumes in the Americas was partially offset by a favorable sales mix and higher sales volume in EMEA-APAC.
Gross margin for the year ended December 31, 2013 was 28.6%, a 30 basis point increase compared to the prior year. Gross margin performance in 2013 was positively influenced by a more favorable product and customer sales mix in our EMEA-APAC segment, partially offset by an unfavorable product sales mix in our Americas segment and, more globally, an increasingly competitive pricing environment. In 2012, our consolidated gross margin was negatively impacted by unfavorable product costs associated with lower rebates earned from suppliers as compared to 2013.

SG&A Expenses
The following table presents SG&A expenses, SG&A expenses as a percentage of net sales and changes therein (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$942.3	$915.4	$26.9	2.9%	$9.2	$23.5	$(5.8)	(0.6)%
SG&A expenses as a percentage of net sales	22.5%	22.2%	30	basis points
SG&A expenses from comparable operations for the year ended December 31, 2013 decreased $5.8 million or 0.6% compared to the prior year. The decrease was primarily attributable to lower overall personnel costs and a decrease of $4.0 million in severance charges associated with executive departures, partially offset by increases of $14.8 million in restructuring charges and $6.6 million related to our performance-based cash incentive compensation program.
SG&A expenses for 2013 included $31.7 million for charges associated with our 2013 global restructuring program, of which $7.6 million was for Americas and $24.1 million was for EMEA-APAC (including $3.2 million in non-cash charges recognized in our Asia-Pacific operations). SG&A expenses for 2012 included $16.9 million for charges associated with implementing cost reduction initiatives, of which $5.4 million was for Americas (including $4.0 million related to lease and pension costs associated with the closure of a regional distribution center in Brisbane, California) and $11.5 million was for EMEA-APAC (primarily severance and personnel costs).
Operating Income
The following table presents operating income and operating income changes by reportable segment (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$115.8	$123.2	$(7.4)	(6.0)%	$0.2	$—	$(7.6)	(6.2)%
EMEA-APAC	138.2	128.8	9.4	7.3%	2.1	4.5	2.8	2.2%
Total	$254.0	$252.0	$2.0	0.8%	$2.3	$4.5	$(4.8)	(1.9)%
Operating income from comparable operations for the year ended December 31, 2013 decreased $4.8 million or 1.9% compared to the prior year. The decrease was due to lower comparable gross profit of $10.6 million, partially offset by a decrease in comparable SG&A expense of $5.8 million.
Operating income from comparable operations in the Americas segment for the year ended December 31, 2013 decreased $7.6 million or 6.2% compared to the prior year. The decrease was due to a decrease in gross profit, primarily attributable to lower sales volume, partially offset by a decrease in SG&A expenses, largely attributable to the implementation of cost reduction initiatives.
Operating income from comparable operations in our EMEA-APAC segment for the year ended December 31, 2013 increased $2.8 million or 2.2% compared to the prior period. The increase was due to an increase in gross profit, attributable to higher sales volume and a favorable sales mix, partially offset by an increase in SG&A expenses, largely attributable to increased charges for restructuring and incentive compensation.

Interest Expense, Net of Interest Income
Interest expense, net of interest income, for the years ended December 31, 2013 and 2012 was $190.7 million and $199.5 million, respectively, a decrease of $8.8 million or 4.4%. The decrease was primarily attributable to the maturity of our interest rate swap arrangements in 2012, a reduction in amortization of deferred debt issuance costs and net savings associated with the recent refinancings of our Senior Credit Facility and our Senior Notes, partially offset by increased interest associated with higher average aggregate borrowings under our A/R Facility and our multi-currency revolving loan facility in 2013.
Other Income (Expense), Net
Other income (expense), net, for the years ended December 31, 2013 and 2012 was $(38.8) million and $(15.1) million, respectively, and consisted primarily of the net foreign currency remeasurement gain or loss on our foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro. Other income (expense), net for the year ended December 31, 2012 also includes $0.7 million of third-party fees and fees paid to lenders associated with an amendment to our Senior Credit Facility.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $2.0 million for the year ended December 31, 2013, representing the write-off of unamortized deferred financing costs following an amendment of our Senior Credit Facility on January 31, 2013. In connection with the issuance of the Senior Notes in 2012 to refinance our previously issued senior notes, we recognized a loss on extinguishment of debt of $25.5 million. The loss included $18.7 million in tender and redemption premiums paid, $6.6 million for the write-off of unamortized deferred financing costs and $0.2 million of third-party fees and fees paid to lenders.
Income Taxes
We recognized income tax provisions of $8.4 million and $8.1 million for the years ended December 31, 2013 and 2012, respectively. For more information about the components of our income tax provisions, and a reconciliation of our income tax provisions to income taxes calculated at the U.S. federal statutory rate, see Note 19 to our consolidated financial statements beginning on page F-1 of this report.
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted EPS
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted EPS are non-GAAP financial measurements used by our investors, creditors and management to measure and evaluate our operating performance. We strongly encourage readers to review our results of operations in their entirety and not to rely solely on any one, single financial measure. See “Key Indicators of Performance and Financial Condition.”
The following table presents Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted EPS and changes therein (dollars in millions, except per share amounts):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Adjusted EBITDA	$418.5	$401.5	$17.0	4.2%	$3.3	$7.2	$6.5	1.6%
Adjusted EBITDA margin	10.0%	9.7%	30	basis points
Adjusted Net Income	$123.6	$102.2	$21.4	20.9%
Adjusted EPS	0.94	0.78	0.16	20.5%

Adjusted EBITDA from comparable operations for the year ended December 31, 2013 increased $6.5 million or 1.6% compared to the prior year. Adjusted EBITDA margin increased 30 basis points. The increase was primarily due to reductions in SG&A expenses when excluding the impact of charges for restructuring and other cost reduction initiatives, executive departures and certain others items which are excluded from the calculation of Adjusted EBITDA.
Adjusted Net Income for the year ended December 31, 2013 increased $21.4 million or 20.9% compared to the prior period. The increase in Adjusted Net Income was primarily due to the increase in Adjusted EBITDA and the $8.8 million reduction in net interest expense discussed previously, both net of income taxes.
Adjusted EPS for the year ended December 31, 2013 increased $0.16 or 20.5% as a result of the increase to Adjusted Net Income discussed previously.
The following table presents the reconciliations of Adjusted Net Income, Adjusted EBITDA and Adjusted EPS from net income or loss (in millions, except per share amounts):

	Year Ended December 31,
	2013	2012
Net income	$14.1	$3.8
Pre-tax adjustments:
Amortization of acquired intangible assets	91.7	89.9
Net foreign currency remeasurement loss from financing activities	38.0	16.0
Charges for restructuring and other cost reduction initiatives	32.5	16.9
Loss on extinguishment of debt	2.0	25.5
Charges associated with executive departures	2.2	6.2
Share-based compensation expense	0.6	0.9
Other	—	(1.3)
Income tax benefit applicable to pre-tax adjustments	(57.5)	(55.7)
Adjusted Net Income	123.6	102.2
Interest expense, net of interest income	190.7	199.5
Depreciation expense	38.3	36.0
Income tax provision applicable to Adjusted Net Income	65.9	63.8
Adjusted EBITDA	$418.5	$401.5

Adjusted EPS	$0.94	$0.78

Weighted average shares outstanding, diluted	0.1	0.1
Normalization for recent share activity*	131.3	131.3
Adjusted weighted average shares outstanding, diluted	131.4	131.4

*
This adjustment states adjusted weighted average shares outstanding, diluted, at the amounts that would have been reported under GAAP had the IPO, the Additional Sale and the recapitalization occurred on January 1 of each year presented.

Liquidity and Capital Resources
We fund our business primarily from operating cash flows and liquidity from cash on hand and our credit facilities. Operating cash flows were $191.1 million for the year ended December 31, 2014. At December 31, 2014, we had $118.0 million of cash and cash equivalents on hand, and we had aggregate unused availability of $285.1 million under our credit facilities. Most of our cash on hand resides outside of the United States; we do not intend to repatriate our foreign cash and cash equivalents.
We use cash to satisfy our contractual obligations and to fund other non-contractual business needs. Our most significant contractual obligations are scheduled principal and interest payments under our debt and capital lease obligations. We also have obligations to make payments under non-cancelable operating leases, to pay VWR Holdings under the ITRA and to fund pension obligations. In addition to contractual obligations, we use cash to fund business acquisitions, purchase capital and pay taxes. Changes in working capital may be a source or a use of cash depending on our operations during the period.
As discussed previously, we completed our IPO on October 7, 2014 and the Additional Sale on November 5, 2014, receiving aggregate proceeds of $582.6 million, net of underwriting discounts. We used these proceeds to redeem all of our outstanding Subordinated Notes and to repay a portion of the borrowings under our credit facilities. We also entered into a number of other transactions that caused us or may cause us in the future to make significant cash payments. See “Initial Public Offering” above.
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
Liquidity
As of December 31, 2014, we had $118.0 million of cash and cash equivalents on hand. We had aggregate unused availability of $285.1 million under our multi-currency revolving loan facility and our A/R Facility, calculated as follows:

	Multi-currency revolving loan facility	A/R Facility	Total
Maximum potential availability	$241.3	$175.0	$416.3
Borrowing base adjustment	—	(28.5)	(28.5)
Undrawn letters of credit outstanding	(18.3)	(11.4)	(29.7)
Outstanding borrowings	—	(73.0)	(73.0)
Unused availability	$223.0	$62.1	$285.1
Borrowings under these facilities bear interest at variable rates and are a significant source of our liquidity. The average aggregate borrowings outstanding under these facilities during the year ended December 31, 2014 was $149.3 million. Periodically, our liquidity needs, including our funding of acquisition activities, cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining a sufficient borrowing base, which is comprised of eligible trade accounts receivable.

Subject to our continued compliance with our covenants, we may request additional tranches of term loans or increases in the amount of commitments under the Senior Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to us and our lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. We may add incremental term loan facilities and revolving loan commitments in an aggregate amount not to exceed the lesser of (i) $300.0 million or (ii) the maximum amount at such time that could be incurred without causing VWR Funding to exceed a certain leverage ratio, in each case subject to certain other restrictions.
Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of December 31, 2014, $107.8 million of our $118.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.
Net Debt and Net Leverage
Net Debt and Net Leverage are non-GAAP financial measurements used by our investors, creditors and management to measure and evaluate our financial condition and our continuing ability to service debt. We strongly encourage readers to review our results of operations in their entirety and not to rely solely on any one, single financial measure. See “Key Indicators of Performance and Financial Condition.”
The following table reconciles Net Debt from total debt and capital lease obligations and presents the calculation of Net Leverage (dollars in millions):

	December 31,
	2014		2013		2012
Debt and capital lease obligations	$2,111.9		$2,854.4		$3,148.6
Less:
Cash and cash equivalents	118.0		135.6		139.8
Compensating cash balance	2.5		25.9		246.9
Net Debt	1,991.4		2,692.9		2,761.9
Adjusted EBITDA	449.4		418.5		401.5
Net Leverage	4.4	X	6.4	X	6.9	X
The decreases in Net Leverage at December 31, 2014 compared to prior periods were primarily attributable to the redemption of the Subordinated Notes, the weakening of the euro compared to the U.S. dollar and increases to Adjusted EBITDA.

Debt and Capital Lease Obligations
Our discussion of debt and capital lease obligations supplements the disclosures provided in Note 9 to our consolidated financial statements beginning on page F-1 of this report.
We carry a significant amount of the indebtedness that resulted from the 2007 merger. We had $2,111.9 million of outstanding indebtedness at December 31, 2014. The majority of our debt obligations will mature during 2016 and 2017. We intend to continue to reduce our Net Leverage in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.
Expected Availability of Debt Financing
We believe that our steadily improving credit profile and stable capital markets provide an opportunity for us to refinance near-term maturities at lower credit spreads. We expect to continue to actively evaluate opportunities to extend maturities, lower interest rates and improve our borrowing terms and conditions while considering the cost to issue new securities and retire existing debt.
Covenants
Our debt agreements contain a number of affirmative and negative covenants which we consider to be customary and usual. The Senior Credit Facility includes a financial maintenance covenant requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Credit Facility) of not more than 5.50:1.00. The financial maintenance covenant is only applicable if revolving loans or swing loans are outstanding or if outstanding letters of credit (other than cash collateralized letters of credit) are in excess of $20.0 million. The A/R Facility includes a consolidated interest expense test if our available liquidity is less than $125.0 million.
VWR Funding, as the borrower under the Senior Credit Facility and the issuer of the Senior Notes, is currently limited under the terms of such agreements in its ability to declare any cash dividends on, or making any payment on account of, its capital stock, or making any other distribution in respect thereof (collectively, a “restricted payment”), including for the purpose of enabling us to pay dividends on our capital stock. Under the Senior Credit Facility, VWR Funding can make lifetime restricted payments to us up to (i) $25.0 million and (ii) an additional amount equal to $75.0 million plus its cumulative excess cash flow and any amounts it has received from sales of equity or capital contributions that are not used for other restricted payments, provided that there is no default under the Senior Credit Facility and that VWR Funding meets certain leverage ratios after giving effect to any such restricted payment. Similarly, VWR Funding can make lifetime restricted payments to us under the indenture governing the Senior Notes up to (i) $25.0 million and (ii) an additional amount equal to 50% of its consolidated net income since October 1, 2012 and any amounts it has received from sales of equity or capital contributions since the issue date of such Senior Notes that are not used for other restricted payments, provided that there is no default under the indenture and that VWR Funding meets a fixed charge coverage ratio after giving effect to any such restricted payment.
At December 31, 2014, we were in compliance with all of our covenants. For additional information regarding the terms of our indebtedness, see “Description of Certain Indebtedness.”

Contractual Obligations
The following table presents our contractual obligations at December 31, 2014 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt and capital lease obligations, principal:(1)
A/R Facility	$73.0	$—	$73.0	$—	$—
Senior Credit Facility:
Euro-denominated term loans	686.7	7.2	679.5	—	—
U.S. dollar-denominated term loans	581.4	6.0	575.4	—	—
Senior Notes	750.0	—	750.0	—	—
Capital lease obligations	15.9	4.2	8.3	3.4	—
Other debt	4.9	4.9	—	—	—
Debt and capital lease obligations, interest(1)	264.8	115.7	149.1	—	—
Operating leases	144.1	30.1	46.1	33.2	34.7
Underfunded pension obligations(2)	98.0	1.9	4.5	4.9	86.7
Due to VWR Holdings — ITRA(3)	172.9	9.8	75.0	88.1	—
Total	$2,791.7	$179.8	$2,360.9	$129.6	$121.4

(1)
To calculate payments due for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2014 through maturity.

(2)
The amounts in the table reflect estimated cash payments to be made by us over the next five years and thereafter with respect to certain underfunded pension obligations, which are attributable to our non-U.S. benefit plans. These pension obligations are included in other liabilities on our balance sheet as of December 31, 2014.

(3)
In March 2015, $9.8 million will be paid to VWR Holdings under the ITRA. The timing and estimated amount of all other payments under the ITRA is not certain. For purposes of inclusion in the table above, we have estimated the timing of payments under the ITRA based on our expectations of when we might realize the benefits of our net operating loss carryforwards, if ever. However, our estimates may not be accurate, and such payments could occur either sooner or later than is depicted in the table. For more information about the ITRA, see Note 21 to our consolidated financial statements beginning on page F-1 of this report.

Noncurrent deferred income tax liabilities were $462.2 million at December 31, 2014. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, we have excluded uncertain tax liabilities from the above table due to the uncertainty of the period of payment. We have uncertain tax liabilities of $61.7 million, exclusive of interest and penalties, at December 31, 2014. In addition, we do not provide for deferred income tax liabilities or foreign withholding taxes on $738.2 million of cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2014, as we consider these earnings to be permanently reinvested. We believe that cash flows generated by our domestic operations and availability under our credit facilities will be sufficient to allow us to satisfy our domestic liquidity requirements, including mandatory principal and interest payments.
The employment agreements with our executive officers include severance provisions. Payments under such provisions would be contingent upon termination of the executive officer in accordance with the specified terms. The aggregate potential payments under these employment agreements is approximately $10.5 million as of December 31, 2014. For additional details, see Note 11 to the consolidated financial statements beginning on page F-1 of this report.

Other Uses of Cash
Business Acquisitions
Since the VWR Acquisition, we have completed 37 business acquisitions. We funded these acquisitions through a combination of cash and cash equivalents on hand and incremental borrowings under our credit facilities. Acquisitions of businesses, net of cash acquired and the subsequent disposition of an acquired business in 2014, used cash of $89.9 million, $44.4 million and $113.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Capital Expenditures
Most of our capital expenditures are discretionary and for the purpose of maintaining and improving our facilities, infrastructure and information technology. Capital expenditures were $33.6 million, $45.3 million and $51.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We plan to continue making investments in our business to support our strategy of continued growth. We anticipate approximately $45 million of capital expenditures for the year ended December 31, 2015.
Working Capital
Working capital impacts our liquidity and capital resources because changes in working capital directly impact our operating cash flows, and our trade accounts receivable balance affects the amount of credit available to us under our A/R Facility. Working capital amounts can vary from period to period based on the short-term needs of our business. Additional information about changes in working capital balances are provided in the section entitled “Historical Cash Flows.”
Historical Cash Flows
The following table presents a summary of cash flows provided by (used in) operating, investing and financing activities and Free Cash Flow (in millions):

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Working capital changes, net	$(47.1)	$30.7	$(114.1)	$(77.8)	$144.8
Other operating activities	238.2	170.2	148.8	68.0	21.4
Cash flows from operating activities	191.1	200.9	34.7	(9.8)	166.2
Cash flows from investing activities	(123.0)	(89.5)	(160.9)	(33.5)	71.4
Cash flows from financing activities	(71.8)	(117.9)	98.3	46.1	(216.2)

Free Cash Flow	157.5	155.6	(17.1)	1.9	172.7

Operating Activities
Cash flows from operating activities for the years ended December 31, 2014 and 2013 decreased $9.8 million and increased $166.2 million, respectively, compared to prior years. For those same periods, cash flows from working capital changes, net, decreased $77.8 million and increased $144.8 million, respectively; cash flows from other operating activities increased $68.0 million and increased $21.4 million, respectively.
The net decrease in cash flows from working capital changes from 2013 to 2014 was as follows:

•
Cash flows from changes in trade accounts receivable decreased by $56.0 million. The decrease was attributable to our sales growth in the 2014 period, which exceeded the rate of growth in the 2013 period, and a high rate of collections in the 2013 period on a trade accounts receivable backlog following a systems implementation in the Americas in 2012.

•	Cash flows from changes in inventories decreased by $13.1 million, driven by increasing stock of private label products and chemicals and global initiatives to improve customer services levels.

•
Cash flows from changes in accounts payable decreased $8.7 million. The decrease was attributable to comparatively lower cash payments made in the 2013 period. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with accounts payable from period to period.

•
Cash flows from changes in other assets and liabilities were flat in the aggregate. In 2014, higher employee compensation and other accruals were substantially offset by increased rebates paid to customers, each as compared to 2013.

The net increase in cash flows from working capital changes from 2012 to 2013 was as follows:

•
Cash flows from changes in trade accounts receivable increased by $40.2 million. Cash flows in 2013 were attributable to lower sales volume and from comparatively favorable collection efforts, partially offset by an increasing demand for extended payment terms by our customers. Cash flows in 2012 were negatively impacted by delayed customer collections caused by an enterprise resource planning system implementation in the United States.

•	Cash flows from changes in inventories decreased $24.3 million, which primarily attributable to an expansion of inventories in the United States and in Europe at the end of 2013.

•	Cash flows from changes in accounts payable increased by $68.2 million, driven in part by the timing of inventory purchases in the fourth quarter of 2013.

•
Cash flows from changes in other assets and liabilities increased by $60.7 million, reflecting a relatively higher use of cash in 2012 from reductions in accrued bonuses, interest, income taxes and derivative liabilities.

The net increase in cash flows from other operating activities was primarily attributable to our growth in Adjusted EBITDA, which increased $30.9 million and $17.0 million for the years ended December 31, 2014 and 2013, respectively, compared to prior years. Additionally, in 2014 and 2013 there were reductions in cash interest paid compared to prior years.
We paid cash interest of $158.9 million, $186.5 million and $207.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. Cash paid for interest was lower by $27.6 million in 2014 compared to 2013 due to (i) lower interest paid on the Subordinated Notes of $15.7 million following their redemption early in the fourth quarter of 2014; (ii) lower rates of interest on our terms loans under the Senior Credit Facility following an amendment in January 2014; and (iii) lower average borrowings on other debt. Cash paid for interest was lower by $21.4 million in 2013 compared to 2012 due to (i) savings associated with the refinancing of our Senior Credit Facility and Senior Notes; (ii) the maturity of our interest rate swap arrangements in 2012; and (iii) other decreases caused by timing differences; partially offset by (iv) increased aggregate cash interest under our multi-currency revolving loan facility. Cash interest paid in 2013 included $4.5 million related to interest on our Subordinated Notes from the fourth quarter of 2012. Cash interest paid in 2012 included $13.7 million related to interest on our prior senior notes paid upon refinancing, such interest would otherwise have been payable in 2013.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 increased $33.5 million compared to 2013. We used cash of $89.9 million for acquisitions of businesses, net of a business disposal, an increase of $45.5 million compared to 2013. Partially offsetting this, capital expenditures decreased by $11.7 million, which was primarily the result of a one-time investment in our Bruchal, Germany distribution facility during the 2013 period that was absent in the 2014 period.
Net cash used in investing activities for the year ended December 31, 2013 decreased $71.4 million compared to 2012. The decrease in cash used was primarily due to the funding of business acquisitions. Additionally, capital expenditures were relatively higher in 2012, compared to 2013, reflecting incremental investments in facilities, infrastructure and information technology.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2014 decreased $46.1 million compared to 2013. In 2014, we used the net proceeds from our IPO and the Additional Sale and an additional $29.0 million to make net repayments of debt, compared to net repayments of debt of $110.2 million in 2013. This decrease in cash used was partially offset by additional cash used to pay a $25.0 million dividend to VWR Holdings and to repurchase $8.9 million of redeemable convertible preferred stock during 2014.
Cash flows from financing activities for the year ended December 31, 2013 decreased $216.2 million compared to 2012. Cash used in 2013 was primarily attributable to net payments under our multi-currency revolving loan facility and repurchases of equity units. Positive operating cash flows in 2013 allowed us to reduce our debt. Net cash provided by financing activities in 2012 was primarily attributable to net proceeds from our multi-currency revolving loan facility and our A/R Facility, partially offset by cash paid for costs incurred to amend our Senior Credit Facility and issue our Senior Notes and for repurchases of equity units.
Free Cash Flow
Free cash flow is a non-GAAP financial measurement used by our investors, creditors and management to measure and evaluate our ability to generate cash. We strongly encourage readers to review our results of operations in their entirety and not to rely solely on any one, single financial measure. See “Key Indicators of Performance and Financial Condition.”
Free Cash Flow for the year ended December 31, 2014 was flat compared to 2013, reflecting a slight decrease in operating cash flows offset by a slight decrease in capital expenditures. Free Cash Flow for the year ended December 31, 2013 increased $172.7 million, reflecting an increase in operating cash flows, as discussed above.
The following table presents the reconciliation of Free Cash Flow from net cash provided by operating activities (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$191.1	$200.9	$34.7
Less: capital expenditures	(33.6)	(45.3)	(51.8)
Free Cash Flow	$157.5	$155.6	$(17.1)

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales, expenses, income and loss during the reporting period. Those estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and known facts and circumstances, including the current economic environment. Unfavorable global economic conditions, when present, increase the uncertainty inherent in such estimates and assumptions. We adjust our estimates and assumptions when we believe the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.
The policies and estimates discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and such estimates routinely require adjustment. We have reviewed these critical accounting policies and estimates and related disclosures with our Audit Committee.
Our discussion of critical accounting policies and estimates is intended to supplement, not duplicate, our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in applying our critical accounting policies and estimates. For a summary of our significant accounting policies, see Note 2 to our consolidated financial statements beginning on page F-1 of this report.
Testing Goodwill and Other Intangible Assets for Impairment
As a result of a merger in 2007, and to a lesser extent our subsequent acquisition of businesses, we carry significant amounts of goodwill and other intangible assets on our consolidated balance sheets. At December 31, 2014, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and accumulated impairment charges, was $3,448.5 million, representing 69% of our total assets. We believe that the testing of goodwill and other intangible assets for impairment represents a critical accounting policy because of the significant judgments and estimates that we must make to estimate the fair value of our reporting units and other intangible assets, especially in determining the assumptions used in those estimates such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different value indicators.
The following table presents information about impairment testing we performed during the year ended December 31, 2014 (in millions):

	Testing Date	Reason	Carrying Value	Excess (Shortfall) of Fair Value over Carrying Value
Goodwill of reporting units:
US Lab	October 1, 2014	Required annual assessment	$1,730.0	$453.8
Emerging Businesses	” ”	” ”	457.4	62.3
EMEA-APAC	” ”	” ”	1,480.3	1,176.7
Indefinite-lived intangible assets:
VWR tradename	October 1, 2014	Required annual assessment	649.5	189.3
Other	” ”	” ”	15.4	4.4
Goodwill of a business subsequently disposed	June 30, 2014	Impairment indicator	11.3	(11.3)

On October 1 of each year, we perform annual impairment testing of our goodwill and indefinite-lived intangible assets. The impairment testing requires us to estimate the fair value of our reporting units and our indefinite-lived intangible assets, which require significant judgment from management. The most significant fair value measurements are as follows:

•
The fair value of goodwill depends upon estimating the fair value of a reporting unit. We estimate the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and the market approach (a market multiple technique and a market reference technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates, weighing of techniques as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

•
The fair value of indefinite-lived intangible assets is determined using an income approach (a discounted cash flow technique), which incorporates an estimated royalty rate and discount rate, among other estimates, applicable to trademarks and tradenames.

Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing future discounted cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies, including, but not limited to, estimates about net sales growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment, and an alternative selection of guideline companies could yield materially different market multiples. Weighing the different value indications involves judgment about the usefulness and comparability to the reporting unit.
As discussed further in “Results of Operations” above, we experienced growth across our business in 2014 and experienced a number of favorable trends in our business, which generally caused us to increase the projected cash flows of our reporting units and generally resulted in increases to the fair value of our goodwill and indefinite-lived intangible assets compared to prior periods. However, future changes in our estimates or judgments could reduce our fair value measurements, which could in turn result in an impairment charge. For example, our expected net sales, cash flow growth or market conditions could be adversely affected due to, among other things, negative macroeconomic or industry-specific factors. For example, in 2011 and 2010, we recognized impairment charges of $3.3 million and $48.1 million resulting primarily from factors specific to the science education industry, while in 2008, we recognized impairment charges of $392.1 million related primarily to macroeconomic factors. We could also experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly-traded companies, a decline in the trading price of our common stock or control premiums derived from market transactions.
On June 30, 2014, we tested the goodwill of a recently-acquired business for impairment following our identification of inappropriate business practices. We concluded that the entire carrying value of acquired goodwill was not recoverable and recognized an impairment charge of $11.3 million. Subsequently, we received a full refund of the purchase price, recorded a gain of $11.1 million and disposed of the business. See Notes 6 and 10 to our consolidated financial statements beginning on page F-1 for additional background information and information about the valuation methods and assumptions used. Of the 37 acquisitions we have completed since the VWR Acquisition, this was the only time we identified such an impairment matter.
Estimating Valuation Allowances on Deferred Tax Assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets, consisting primarily of net operating loss carryforwards, that we believe will more likely than not go unused. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2014, our valuation allowance on deferred tax assets was $110.0 million, almost all of which was applicable to our foreign operations.
On October 7, 2014, we entered into an ITRA with VWR Holdings that provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of the utilizing net operating losses that were generated in periods prior to the IPO. Changes to the value of the ITRA liability will be presented as other income (expense), net in the consolidated statement of operations. As a result, should we determine that valuation allowances are necessary for our domestic deferred tax assets, changes in which would be included in income tax expense or benefit, would be substantially offset by opposite changes in the value of the ITRA liability. Therefore, our net income exposure from changes in valuation allowances has been substantially reduced as a result of the ITRA.
We must make assumptions, judgments and estimates to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates.

Accounting for Uncertain Tax Positions and Other Tax Uncertainties
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $61.7 million at December 31, 2014, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.
We operate in numerous countries under many legal forms and, as a result, we are subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and hence our net income.
We file tax returns in each tax jurisdiction that requires us to do so. Should tax return positions not be sustained upon audit, we could be required to record an income tax provision. Should previously unrecognized tax benefits ultimately be sustained, we could be required to record an income tax benefit.
Accounting for Defined Benefit Plans
We have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of a number of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. We periodically assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly. See Note 16 to our consolidated financial statements beginning on page F-1 of this report for more information about our defined benefit plans.
In accordance with GAAP, changes to the assumptions used in measuring defined benefit plans are generally accumulated and amortized over future periods, and therefore affect expense ratably over a number of future periods. A 100 basis point increase or decrease in the discount rate assumption or the expected return on plan assets would not have a material impact on our consolidated financial statements.
Loss Contingencies related to Product Liability
We are subject to product liability and other claims in the ordinary course of business and, from time to time, we are named as a defendant in cases that arise as a result of our distribution of laboratory and production supplies. While the impact on us of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future. Our estimates of potential liability are based on several factors, including our historical experience in similar cases, legal venue and the merits of each individual case. See Note 11 to our consolidated financial statements beginning on page F-1 of this report for more information about loss contingencies.
Other Accounting Policies and Estimates
In addition to the critical accounting policies and estimates noted above, we are required to make estimates and assumptions in certain other accounting areas including: (i) our reserve against trade accounts receivable, which represents our estimate of the amounts that will not be collected from customers and for estimated sales returns and allowances; (ii) estimating the net realizable value of our inventories, which if less than the cost of inventories would require us to establish an inventory obsolescence reserve; and (iii) estimating the value of price incentives due from our suppliers and due to our customers, which may depend upon achieving future targets in areas such as sales growth or purchasing volume. Although these policies and estimates could potentially have a material impact on our consolidated results of operations, we are not currently aware of any reasonably likely changes to our estimates and assumptions that would have a material effect on our consolidated financial statements.

New Accounting Standards
For information about new accounting standards, see Note 3 to our consolidated financial statements beginning on page F-1 of this report.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our Senior Credit Facility and our A/R Facility contain variable interest rates which expose us to fluctuating rates of interest. As of December 31, 2014, a 100 basis point change in the variable rates for the Senior Credit Facility and the A/R Facility would, on an annualized basis, impact interest expense by $13.4 million on a pre-tax basis. For additional information about the terms of our credit facilities, see Note 9 to our consolidated financial statements beginning on page F-1 of this report.
Foreign Currency Exchange Rate Risk
While we report our consolidated financial results in U.S. dollars, we have significant operations outside the United States. As a result, we derive a significant portion of our sales and incur a significant portion of our costs in foreign currencies, principally the euro, the British pound sterling, the Canadian dollar and the Swiss franc. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10% change in average foreign currency exchange rates relative to the U.S. dollar would have impacted our reported operating income for the year ended December 31, 2014, by $11.9 million on a pre-tax basis. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.
Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. These activities have not been material to our consolidated financial statements. For additional information, see Note 10 to our consolidated financial statements beginning on page F-1 of this report.
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. A 10% change in foreign currency exchange rates associated with foreign denominated debt outstanding at December 31, 2014 would have impacted our reported exchange gains or losses for the year ended December 31, 2014 by $55.1 million on a pre-tax basis.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is presented at the end of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report below.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Corporation:
We have audited VWR Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, VWR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income or loss, redeemable equity and stockholder equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 4, 2015

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
See Part I, “Executive Officers” for information about our executive officers, which is incorporated by reference herein.
Other information required under this item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2014 fiscal year-end.

Item 11.	Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements:

2.	Financial statement schedules:

•	Schedule I, “Condensed financial information of registrant,” is included in Note 26 to the consolidated financial statements beginning on page F-1 of this report.

•	Schedule II, “Valuation and qualifying accounts,” is included in Note 27 to the consolidated financial statements beginning on page F-1 of this report.

3.	Exhibits: see the Exhibit Index beginning on page E-1 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR Corporation

Date: March 4, 2015	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Manuel Brocke-Benz	Director, President and Chief Executive Officer	March 4, 2015
Manuel Brocke-Benz

/s/ Gregory L. Cowan	Senior Vice President and Chief Financial Officer	March 4, 2015
Gregory L. Cowan

/s/ Douglas J. Pitts	Vice President and Corporate Controller	March 4, 2015
Douglas J. Pitts
Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars
By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ Gerorge Van Kula
George Van Kula, Attorney in fact
March 4, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

2.1	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	10-Q	10.1(a)	8/14/2007	VWRF
2.2	First Amendment to said Merger Agreement, dated May 7, 2007	10-Q	10.1(b)	8/14/2007	VWRF
2.3	Second Amendment to said Merger Agreement, dated May 7, 2007	10-Q	10.1(c)	8/14/2007	VWRF
3.1	Amended and Restated Certificate of Incorporation of VWR Corporation	8-K	3.1	10/7/2014	VWRC
3.2	Amended and Restated Bylaws	8-K	3.2	10/7/2014	VWRC
4.1	Indenture, dated as of September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as Trustee, relating to 7.25% Senior Notes due 2017	8-K	4.1	9/5/2012	VWRF
4.2	Form of 7.25% Senior Notes due 2017	8-K	4.2	9/5/2012	VWRF
4.3	Exchange and Registration Rights Agreement, dated as of September 4, 2012, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	8-K	4.3	9/5/2012	VWRF
4.4	Form of stock certificate	S-1/A	4.6	9/17/2014	VWRC
10.1+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan	10-Q	10.3(a)	4/5/2012	VWRF
10.2+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	8-K	10.1	4/4/2012	VWRF
10.3+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	8-K	10.1	1/2/2013	VWRF
10.4+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	8-K	10.1	12/17/2013	VWRF
10.5+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	10-K	10.2(e)	3/3/2014	VWRF
10.6+	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time	10-Q	10.3(b)	8/14/2007	VWRF
10.7+	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time	10-Q	10.3(c)	8/14/2007	VWRF
10.8+	Form of Management Unit Purchase Agreement	10-Q	10.3(d)	8/14/2007	VWRF
10.9+	Form of Incentive Unit Grant Agreement	8-K	10.2	4/5/2012	VWRF
10.10+	Form of Time-Based Incentive Unit Grant Agreement	8-K	10.2	1/2/2013	VWRF
10.11+	Form of Incentive Program Unit Grant Agreement	8-K	10.1	4/4/2013	VWRF
10.12+	Form of Class A Common Management Unit Purchase Agreement	8-K	10.3	12/17/2013	VWRF
10.13+	Employment Letter, dated April 3, 2013, between Varietal Management Services GmbH and Manuel Brocke-Benz	8-K	10.2	4/4/2013	VWRF
10.14+	Management Unit Purchase Agreement, dated March 29, 2013, between Varietal Distribution Holdings, LLC and Manuel Brocke-Benz	8-K	10.3	4/4/2013	VWRF
10.15+	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan	10-K	10.5	2/25/2011	VWRF
10.16+	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and George Van Kula	10-K	10.8	2/25/2011	VWRF
10.17+	Employment Agreement, dated February 18, 2013, between VWR International Management GmbH & Co. KG and Peter Schuele	10-K	10.7	3/3/2014	VWRF
10.18+	Employment Letter, dated July 24, 2012 between VWR Management Services, LLC and Mark T. McLoughlin	10-K	10.8	3/3/2014	VWRF

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

10.19
Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein
		10-Q	4.5(a)	8/14/2007	VWRF
10.20	Amendment No.1, dated as of June 4, 2012, to the Credit Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	6/5/2012	VWRF
10.21	Incremental Amendment, dated as of January 31, 2013, to the Credit Agreement dated as of June 29, 2007, as amended as of June 4, 2012 (as further amended, supplemented or otherwise modified from time to time) among VWR Funding Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	2/1/2013	VWRF
10.22	Amendment No. 2 dated as of January 29, 2014 to the Credit Agreement dated as of June 29, 2007, as amended as of June 4, 2012 and as of January 31, 2013 (as further amended, supplemented or otherwise modified from time to time), among VWR Funding Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	2/4/2014	VWRF
10.23
Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent
		10-K	4.2(b)	3/2/2012	VWRF
10.24	Amendment No. 1 dated as of June 4, 2012, to the Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent	8-K	10.2	6/5/2012	VWRF
10.25+	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007 (“DC Plan”)	10-Q	10.1	5/14/2007	VWRF
10.26+	Amendment to DC Plan	10-K	10.9(b)	3/12/2008	VWRF
10.27+	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of, May 1, 2007 (“Trust Agreement”), between VWR International, Inc. and Wells Fargo, N.A.	10-Q	10.2	5/14/2007	VWRF
10.28+	Amendment to Trust Agreement	10-K	10.1(b)	3/12/2008	VWRF
10.29+	VWR International Amended and Restated Retirement Plan (“Retirement Plan”)	10-K	10.11	3/2/2012	VWRF
10.30+	Amendment No. 1 to Retirement Plan	10-K	10.12(b)	3/3/2014	VWRF
10.31+	Amendment No. 2 to Retirement Plan	10-Q	10.2	5/14/2014	VWRF
10.32+	Amendment No. 3 to Retirement Plan	10-Q	10.3	5/14/2014	VWRF
10.33+	Amendment No. 4 to Retirement Plan	10-Q	10.4	5/14/2014	VWRF
10.34+	Amendment No. 5 to Retirement Plan	10-Q	10.5	5/14/2014	VWRF
10.35+	VWR International, LLC Amended and Restated Supplemental Benefits Plan	10-K	10.12	3/30/2009	VWRF
10.36+	Board Compensation Policy	*

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

10.37	Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank	10-Q	10.2	11/9/2011	VWRF
10.38
Amendment No. 1 to Receivables Purchase Agreement, dated December 10, 2012, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchaser Agent for the Market Street Purchaser Group and Related Committed Purchaser and Market Street Funding LLC, as Conduit Purchaser
		10-K	10.16(b)	3/5/2013	VWRF
10.39	Amendment No. 2 to Receivables Purchase Agreement, dated April 17, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	10-Q	10.4	5/15/2013	VWRF
10.40	Amendment No. 3 to Receivables Purchase Agreement, dated June 4, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	10-Q	10.1	8/9/2013	VWRF
10.41	Amendment No. 4 to Receivables Purchase Agreement, dated as of November 7, 2013, among VWR Receivables Funding, LLC, VWR International, LLC and PNC Bank, National Association, as Administrator, Related Committed Purchaser and Purchaser Agent for the Market Street Purchaser Group	10-Q	10.1	11/8/2013	VWRF
10.42	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	10-Q	10.3	11/9/2011	VWRF
10.43+	VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.46	9/17/2014	VWRC
10.44+	Form of Restricted Stock Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.47	9/17/2014	VWRC
10.45+	Form of Restricted Stock Unit Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.48	9/17/2014	VWRC
10.46+	Form of Stock Appreciation Rights Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.49	9/17/2014	VWRC
10.47+	Form of Incentive Stock Option Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.50	9/17/2014	VWRC
10.48+	Form of Nonqualified Stock Option Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.51	9/17/2014	VWRC
10.49	Form of Indemnification Agreement (between VWR Corporation and its directors and officers)	S-1/A	10.52	9/17/2014	VWRC
10.50	Director Nomination Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.2	10/7/2014	VWRC
10.51	Registration Rights Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.1	10/7/2014	VWRC
10.52	Income Tax Receivable Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.3	10/7/2014	VWRC
10.53+	VWR Corporation Employee Stock Purchase Plan (“VWR ESPP”)	*
10.54+	Amendment No. 1 to VWR ESPP	*
10.55+	Form of Nonqualified Stock Option Agreement pursuant to the VWR Corporation 2014 Incentive Compensation Plan for grants made at pricing of the IPO	S-1/A	10.57	9/17/2014	VWRC

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

10.56	Termination Agreement to the Amended and Restated Management Services Agreement among VWR Funding, Inc., Madison Dearborn Partners V-B, L.P. and Avista Capital Holdings, L.P.	*
14	Code of Ethics and Conduct	#
21.1	List of subsidiaries of VWR Corporation	*
23.1	Consent of KPMG	*
24	Power of Attorney	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*

(1)	VWR Investors, Inc. changed its name to VWR Corporation on June 19, 2014. As a result, all references to VWR Investors, Inc. in the agreements or documents listed above are to VWR Corporation.

(2)
Exhibits denoted by the filer “VWRC” are incorporated by reference herein from the prior filing of such document with the SEC by VWR Corporation (Commission File No. 001-36673). Exhibits denoted by the filer “VWRF” are incorporated by reference herein from the prior filing of such document with the SEC by our wholly owned subsidiary, VWR Funding, Inc. (Commission File No. 333-124100). Exhibits denoted by the following marks are:

*	Filed herewith

**	Furnished herewith

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

#	Our Code of Ethics and Conduct can be found on our website (www.vwr.com) by clicking on “Investor Relations Area,” “Corporate Governance” and then “VWR Corporation — Code of Ethics and Conduct.”

VWR CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Corporation:
We have audited the accompanying consolidated balance sheets of VWR Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income or loss, redeemable equity and stockholder equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VWR Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 4, 2015

VWR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$118.0	$135.6
Compensating cash balance	2.5	25.9
Trade accounts receivable, net of reserves of $12.2 and $14.8	583.5	585.6
Other receivables	62.1	68.5
Inventories	394.5	365.1
Other current assets	42.0	35.1
Total current assets	1,202.6	1,215.8
Property and equipment, net	231.5	247.6
Goodwill	1,853.6	1,926.5
Other intangible assets, net	1,594.9	1,724.5
Other assets	106.2	94.6
Total assets	$4,988.8	$5,209.0
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$95.3	$71.0
Accounts payable	466.2	462.7
Employee-related liabilities	82.3	71.2
Other current liabilities	142.3	140.9
Total current liabilities	786.1	745.8
Debt and capital lease obligations, net of current portion	2,016.6	2,783.4
Due to VWR Holdings — ITRA, net of current portion	163.1	—
Deferred income tax liabilities	462.2	446.1
Other liabilities	169.7	137.3
Total liabilities	3,597.7	4,112.6
Commitments and contingencies (Note 11)
Redeemable equity:
Redeemable convertible preferred stock, at redemption value, $0.01 par value; zero and 1.5 shares authorized, zero and 0.4 shares issued and outstanding	—	629.5
Redeemable equity units of parent, at redemption value	51.4	41.1
Total redeemable equity	51.4	670.6
Stockholder equity:
Preferred stock, $0.01 par value; 50.0 and zero shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 750.0 and 0.1 shares authorized, 131.4 and 0.1 shares issued and outstanding	1.3	—
Additional paid-in capital	1,716.3	723.9
Accumulated deficit	(148.0)	(300.6)
Accumulated other comprehensive (loss) income	(229.9)	2.5
Total stockholder equity	1,339.7	425.8
Total liabilities, redeemable equity and stockholder equity	$4,988.8	$5,209.0
See accompanying notes to consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$4,375.3	$4,187.8	$4,129.4
Cost of goods sold	3,131.9	2,991.5	2,962.0
Gross profit	1,243.4	1,196.3	1,167.4
Selling, general and administrative expenses	925.5	942.3	915.4
Operating income	317.9	254.0	252.0
Interest expense	(167.2)	(191.8)	(201.8)
Interest income	0.9	1.1	2.3
Other income (expense), net	90.9	(38.8)	(15.1)
Loss on extinguishment of debt	(5.1)	(2.0)	(25.5)
Income before income taxes	237.4	22.5	11.9
Income tax provision	(84.8)	(8.4)	(8.1)
Net income	152.6	14.1	3.8
Accretion of dividends on redeemable convertible preferred stock	(29.4)	(47.9)	(45.5)
Net income (loss) applicable to common stockholders	$123.2	$(33.8)	$(41.7)

Earnings (loss) per share:
Basic	$2.50	$(338.00)	$(417.00)
Diluted	2.49	(338.00)	(417.00)
Weighted average shares outstanding:
Basic	49.3	0.1	0.1
Diluted	49.5	0.1	0.1
See accompanying notes to consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income or Loss
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$152.6	$14.1	$3.8
Other comprehensive (loss) income, net of taxes:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(204.2)	40.6	35.3
Derivative instruments:
Net unrealized gain arising during the period	0.7	2.6	0.5
Reclassification of net loss (gain) into earnings	1.1	(3.4)	3.4
Defined benefit plans:
Net unrealized (loss) gain arising during the period	(27.0)	10.6	(9.2)
Reclassification of net (gain) loss into earnings	(3.0)	1.5	0.8
Other comprehensive (loss) income	(232.4)	51.9	30.8
Comprehensive (loss) income	$(79.8)	$66.0	$34.6
See accompanying notes to consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Redeemable Equity and Stockholder Equity
(in millions)

	Redeemable Equity				Stockholder Equity
	Redeemable Convertible Preferred Stock		Redeemable Equity Units of Parent	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2011	0.4	$556.7	$53.9	$610.6	0.1	$—	$802.8	$(318.5)	$(80.2)	$404.1
Capital contributions from parent	—	0.4	—	0.4	—	—	—	—	—	—
Repurchases of redeemable equity	—	(16.1)	—	(16.1)	—	—	16.1	—	—	16.1
Reclassifications to other current liabilities upon our notice of redemption	—	—	(16.6)	(16.6)	—	—	—	—	—	—
Accretion of dividends	—	45.5	—	45.5	—	—	(45.5)	—	—	(45.5)
Share-based compensation expense	—	—	—	—	—	—	0.9	—	—	0.9
Reclassifications to state redeemable equity at redemption value	—	—	4.1	4.1	—	—	(4.1)	—	—	(4.1)
Net income	—	—	—	—	—	—	—	3.8	—	3.8
Other comprehensive income	—	—	—	—	—	—	—	—	30.8	30.8
Balance at December 31, 2012	0.4	586.5	41.4	627.9	0.1	—	770.2	(314.7)	(49.4)	406.1
Capital contributions from parent	—	1.4	—	1.4	—	—	—	—	—	—
Repurchases of redeemable equity	—	(6.3)	—	(6.3)	—	—	6.3	—	—	6.3
Reclassifications to other current liabilities upon our notice of redemption	—	—	(5.6)	(5.6)	—	—	—	—	—	—
Accretion of dividends	—	47.9	—	47.9	—	—	(47.9)	—	—	(47.9)
Share-based compensation expense	—	—	—	—	—	—	0.6	—	—	0.6
Reclassifications to state redeemable equity at redemption value	—	—	5.3	5.3	—	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	—	—	—	14.1	—	14.1
Other comprehensive income	—	—	—	—	—	—	—	—	51.9	51.9
Balance at December 31, 2013	0.4	629.5	41.1	670.6	0.1	—	723.9	(300.6)	2.5	425.8
Repurchases of redeemable equity	—	(8.9)	—	(8.9)	—	—	4.1	—	—	4.1
Reclassifications to other current liabilities upon our notice of redemption	—	—	(2.6)	(2.6)	—	—	—	—	—	—
Accretion of dividends	—	29.4	—	29.4	—	—	(29.4)	—	—	(29.4)
Recapitalization:
Retirement of prior stock	(0.4)	(650.0)	—	(650.0)	(0.1)	—	(679.4)	—	—	(679.4)
Issuance of new stock	—	—	—	—	102.0	1.0	1,328.4	—	—	1,329.4
Payment of dividend to VWR Holdings	—	—	—	—	—	—	(25.0)	—	—	(25.0)
Recognition of amount due to VWR Holdings — ITRA	—	—	—	—	—	—	(172.9)	—	—	(172.9)
Proceeds from issuance of common stock, net of underwriting discounts	—	—	—	—	29.4	0.3	582.3	—	—	582.6
Payment of stock issuance costs	—	—	—	—	—	—	(4.8)	—	—	(4.8)
Share-based compensation expense	—	—	—	—	—	—	2.0	—	—	2.0
Reclassifications to state redeemable equity at redemption value	—	—	12.9	12.9	—	—	(12.9)	—	—	(12.9)
Net income	—	—	—	—	—	—	—	152.6	—	152.6
Other comprehensive loss	—	—	—	—	—	—	—	—	(232.4)	(232.4)
Balance at December 31, 2014	—	$—	$51.4	$51.4	131.4	$1.3	$1,716.3	$(148.0)	$(229.9)	$1,339.7
See accompanying notes to consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$152.6	$14.1	$3.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.3	130.0	125.9
Net foreign currency remeasurement (gain) loss	(95.7)	41.6	16.0
Net unrealized gain on interest rate swaps	—	—	(12.3)
Impairment charges	11.3	—	—
Gain on disposition of business	(11.1)	—	—
Share-based compensation expense	2.0	0.6	0.9
Amortization of debt issuance costs	5.9	7.6	11.5
Deferred income tax provision (benefit)	33.9	(28.9)	(26.3)
Loss on extinguishment of debt	5.1	2.0	25.5
Other, net	4.9	3.2	3.8
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(30.1)	25.9	(14.3)
Inventories	(41.5)	(28.4)	(4.1)
Accounts payable	27.5	36.2	(32.0)
Other assets and liabilities	(3.0)	(3.0)	(63.7)
Net cash provided by operating activities	191.1	200.9	34.7
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(102.9)	(44.4)	(113.3)
Proceeds from disposition of business, net of cash disposed	13.0	—	—
Capital expenditures	(33.6)	(45.3)	(51.8)
Other investing activities	0.5	0.2	4.2
Net cash used in investing activities	(123.0)	(89.5)	(160.9)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts	582.6	—	—
Proceeds from debt	742.2	436.5	1,424.1
Repayment of debt	(1,353.8)	(546.7)	(1,287.0)
Net change in bank overdrafts	(26.2)	(221.2)	55.5
Net change in compensating cash balance	23.4	221.0	(61.5)
Repurchases of redeemable equity	(8.9)	(6.3)	(16.1)
Payment of dividend to VWR Holdings	(25.0)	—	—
Payment of stock issuance costs	(4.8)	—	—
Payment of debt financing costs	(1.1)	(2.6)	(17.1)
Other financing activities	(0.2)	1.4	0.4
Net cash (used in) provided by financing activities	(71.8)	(117.9)	98.3
Effect of exchange rate changes on cash	(13.9)	2.3	3.1
Net decrease in cash and cash equivalents	(17.6)	(4.2)	(24.8)
Cash and cash equivalents at beginning of period	135.6	139.8	164.6
Cash and cash equivalents at end of period	$118.0	$135.6	$139.8
Supplemental disclosures of cash flow information:
Cash paid for interest	$158.9	$186.5	$207.9
Cash paid for income taxes, net	39.3	37.3	45.7
See accompanying notes to consolidated financial statements.

VWR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Nature of Operations and Basis of Presentation
VWR Corporation, together with its consolidated subsidiaries (the “Company,” “we,” “us,” and “our”), is a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Corporation, its subsidiaries and certain accounts of our parent company after the elimination of intercompany balances and transactions. The following describes our corporate organization at December 31, 2014 and the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“VWR Holdings”) — Prior to our initial public offering (“IPO,” see Note 13), VWR Corporation was a wholly-owned subsidiary of VWR Holdings, a Delaware limited liability company. Private equity funds managed by Madison Dearborn Partners, Avista Capital Partners and their affiliates (collectively, the “Sponsors”) hold a controlling interest in VWR Holdings.

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
VWR Holdings sponsors a share-based compensation program for the benefit of certain of our employees and others. We present the expense and changes to equity related to this program in our consolidated financial statements. We also present as redeemable equity the redemption value of certain of VWR Holdings’ equity held by our management. See Notes 12 and 14.

•
VWR Corporation — VWR Corporation, a Delaware corporation, was formed in June 2007 as VWR Investors, Inc. in connection with a merger. In June 2014, VWR Investors, Inc. changed its name to VWR Corporation. VWR Corporation has no operations other than its ownership of VWR Funding, Inc. Following the completion of the IPO in the fourth quarter of 2014, VWR Corporation became 22.4% owned by public investors.

•
VWR Funding, Inc. and its wholly-owned subsidiaries (“VWR Funding”) — VWR Funding is our wholly-owned subsidiary and the sole issuer of our debt. VWR Funding’s debt agreements limit its ability to, among other things, pay dividends to us.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. Actual results could differ significantly from those estimates.
Additional disclosures are provided about significant estimates and assumptions in the following areas: (i) impairment testing, particularly determining whether indicators of impairment were present and whether assets were impaired (see Notes 6, 8, 10 and 22); (ii) estimating the valuation allowance on deferred tax assets, including such allowances on our net operating loss carryforwards, which also affects the estimated value of the amount due to VWR Holdings under the ITRA (see Notes 19 and 21); (iii) accounting for defined benefit plans, in particular determining key assumptions such as discount rates and the expected return on plan assets (see Note 16); (iv) estimating outcomes of loss contingencies (see Note 11); and (v) estimating fair value, particularly related to measurements based on unobservable inputs (see Note 10).
Recapitalization
For all periods presented, except where indicated, the number of shares of common stock outstanding has been adjusted for a stock split that occurred on October 7, 2014. The conversion of all shares of common stock and redeemable convertible preferred stock into newly-issued shares of common stock on July 31, 2014 is presented as a retirement and issuance of shares on that date.
The consolidated statements of operations present the accretion of accrued but unpaid dividends on the redeemable convertible preferred stock for periods prior to July 31, 2014. Following the recapitalization, the accretion of these dividends ceased, and all accrued but unpaid dividends and unreturned capital on the redeemable convertible preferred stock became available to common stockholders.
For additional information about the recapitalization, see Note 13.

(2)	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less, primarily consisting of euro-denominated overnight deposits.
Compensating Cash Balance
We use a notional cash pooling arrangement to provide cash to certain of our international subsidiaries. This arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances. However, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we present a positive amount of cash, equal to the aggregate bank overdraft position of subsidiaries participating in our notional cash pooling arrangement, as compensating cash balance, a component of current assets, and an equal amount within current portion of debt and capital lease obligations at each period-end.
Trade Accounts Receivable, net of Reserves
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of trade accounts receivable is presented net of a reserve representing our estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability. Account balances are written off against the allowance when we determine it is probable that the receivable will not be recovered.

Inventories
Our inventories consist primarily of products held for sale. Inventories are valued at the lower of cost or market, cost being primarily determined by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and the first-in, first-out method for all other subsidiaries. We regularly review quantities of inventories on hand and compare these amounts to the expected use of each product or product line. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.
The following table presents information about inventories valued using the LIFO method (amounts in millions).

	December 31,
	2014	2013
Portion of inventories valued using LIFO method	45%	39%
Excess of current cost over LIFO value	$22.1	$19.4
Property and Equipment
Property and equipment are recorded at cost. Property and equipment held under capital leases are recorded at the present value of minimum lease payments. Depreciation is recognized using the straight-line method over estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 15 years for equipment and computer software. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such costs are incurred.
Impairment of Long-Lived Assets
We evaluate the recoverability of long-lived assets used in operations when events or changes in circumstances indicate a possible inability to recover carrying amounts. We assess recoverability by comparing the carrying value of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset’s carrying value exceeds its fair value.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Other intangible assets consist of both amortizable and indefinite-lived intangible assets. Amortizable intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets are not amortized.
We reevaluate the estimated useful lives of our amortizable intangible assets annually. For indefinite-lived intangible assets, we reevaluate annually whether they continue to have indefinite lives, considering whether they have any legal, regulatory, contractual, competitive or economic limitations and whether they are expected to contribute to the generation of cash flows indefinitely.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment on October 1 of each year. Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our operating segments, which are: (i) U.S. Lab and Distribution Services (“US Lab”), (ii) a collection of laboratory supply and other businesses primarily operating in North, Central and South America (“Emerging Businesses”); and (iii) EMEA-APAC. All of our intangible assets, including goodwill, are tested for impairment whenever an indication of potential impairment arises. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts or anticipated acts by governments and courts. Indefinite-lived intangible assets are tested for impairment prior to testing of goodwill or amortizable intangible assets.
The impairment analysis for goodwill and indefinite-lived intangible assets consists of an optional qualitative assessment potentially followed by a two-step quantitative analysis. If we determine that the carrying value of goodwill or indefinite-lived intangible assets exceeds its fair value, an impairment charge is recorded for the excess. Impairment charges cannot be reversed in subsequent periods.
The impairment analysis for amortizable intangible assets is performed in the same way in which we evaluate our other long-lived assets for impairment, as previously discussed.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. Classification within the fair value hierarchy is determined based on the lowest of the following levels that is significant to the fair value measurement:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities

•	Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability

•	Level 3 — Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability)
We exercise considerable judgment when estimating fair value, particularly when evaluating what assumptions market participants would likely make. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values.
Commitments and Contingencies
Loss contingencies are reflected in the consolidated financial statements based on our assessments of the expected outcome of legal proceedings or the expected resolution of other contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise our previous estimates.
Revenue Recognition
We record product revenue on a gross basis when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is transferred at the time of shipment or upon delivery to customers, depending upon the terms of the arrangement with the customer. Products are delivered without post-sale obligations to the customer. Provisions for discounts, rebates to customers, sales returns and other adjustments are provided for as a reduction of sales in the period the related sales are recorded.
We record shipping and handling charges billed to customers in net sales and record shipping and handling costs in cost of goods sold for all periods presented. Sales taxes, value-added taxes and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Services represent a growing but currently small portion of our net sales and were not material to our consolidated financial statements.
Share-Based Compensation
Share-based compensation consists primarily of stock options awarded to employees and directors. Share-based compensation expense is measured using the grant-date fair value of awards ultimately expected to vest and, for awards with service conditions only, is recognized on a straight-line basis from the date of grant through the end of the requisite service period. Our expectation is to issue new shares of common stock upon the exercise of stock options.
The grant-date fair value of stock options is measured using a closed-form option pricing model, using assumptions based on the terms of each stock option agreement, the expected behavior of grant recipients and peer company data. We have limited historical data about our own awards upon which to base our assumptions. Expected volatility is calculated based on the observed equity volatility for a peer group over a period of time equal to the expected life of the stock options. The risk-free interest rate is based on U.S. Treasury observed market rates continuously compounded over the duration of the expected life. The expected life of stock options is determined using the simplified method, which is calculated as the midpoint of the weighted average vesting period and the contractual term.
The number of awards ultimately expected to vest is determined by use of an estimated forfeiture rate. The estimated forfeiture rate is based on historical data for the employee group awarded options and expected employee turnover rates, which management reevaluates each period.

Defined Benefit Plans
We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, life insurance and healthcare. Benefits are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods.
Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues, expenses, income and losses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income or loss. Foreign currency remeasurement gains and losses related to financing activities are reported in other income (expense), net within our consolidated statements of operations, while gains and losses associated with operating activities are reported within the applicable component of operating income.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.
We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated financial statements.
Due to VWR Holdings — ITRA
We record the estimated amount payable to VWR Holdings under an income tax receivable agreement (“ITRA”), entered into in connection with our IPO, as a noncurrent liability, except for the portion payable within twelve months, which is presented within other current liabilities. The ITRA liability was initially recognized through an adjustment to additional paid-in capital and measured at its expected future value, similar to the underlying deferred tax assets to which it relates. Subsequent changes in the value of the ITRA liability will be classified as other income (expense), net in the consolidated statements of operations. Cash payments under the ITRA will be classified as a financing activity on the consolidated statements of cash flows.

(3)	New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive revenue recognition guidance. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning in the first quarter of 2017 and may be adopted using either a full retrospective or a modified retrospective approach. We are continuing to evaluate the impact of this pronouncement and the method by which we will adopt it.
In April 2014, the FASB issued new guidance applicable to disposals of components of an entity. The new guidance raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures about disposals. The guidance is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted. We early adopted this guidance on July 1, 2014. As a result of adopting this guidance, we reported the results of a disposed business as part of our continuing operations. See Note 6.

(4)	Earnings or Loss per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings or loss per share is computed in a similar way but adjusted for the dilutive effect, if any, of the assumed exercise or conversion of dilutive instruments into common stock.
The following table presents the reconciliation of the denominators of basic and diluted earnings per share:

Year Ended December 31, 2014
Weighted average shares outstanding, basic	49.3
Dilutive effect of stock options	0.2
Weighted average shares outstanding, diluted	49.5
For the year ended December 31, 2014, the numerators of basic and diluted earnings or loss per share were the same because there were no expenses that would have been eliminated upon the assumed conversion of the stock options.
For the years ended December 31, 2013 and 2012, the numerators and denominators of basic and diluted earnings or loss per share were the same because: (i) the redeemable convertible preferred stock was only convertible into shares of common stock upon the occurrence of an initial public offering, which did not occur prior to the recapitalization on July 31, 2014 (see Note 13); and (ii) there were no other instruments convertible into shares of common stock through December 31, 2013. No convertible instruments were excluded from diluted EPS on the basis that they were anti-dilutive to the calculation.

(5)	Acquisitions
We have acquired a number of businesses in order to broaden our product offerings, strengthen our existing market positions and expand our geographic presence. The following list provides information about businesses we acquired during the three-year period ended December 31, 2014 (collectively, the “Acquisitions”):

•
on November 7, 2014, we acquired Integra Companies, Inc. (“Integra”) and STI Components, Inc. (“STI”). Integra and STI are two separate domestic manufacturers and distributors of single-use disposable products and clean room kitting for bioprocessing applications;

•
on September 8, 2014, we acquired Klinipath BV and its affiliates (collectively, “Klinipath”), a manufacturer and distributor of equipment, consumables and reagents based in The Netherlands and Belgium;

•	on June 1, 2014, we acquired a business, and in August 2014, we subsequently rescinded the purchase agreement, receiving a full refund of the purchase price. See Note 6;

•
on March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom, Austria and Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments;

•	on December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and provider of cleanroom and industrial laundry services;

•	on July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes;

•	on April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom;

•	on April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany;

•	on March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in the Republic of Costa Rica (“CR Lab”);

•
on December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes that are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands;

•	on November 1, 2012, we acquired Lab 3 Limited (“Lab 3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom;

•	on September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States;

•	on September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia;

•
on June 1, 2012, we acquired basan GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan GmbH”). basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia; and

•	on April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.
None of the Acquisitions had an individually material impact on our consolidated financial statements. The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under our credit facilities.
The results of Integra, STI, TEK, UBI, CR Lab, Sovereign and KLEN have been included in our Americas segment, and the results of Klinipath, Basan UK, Prolab, Switch, Labonord, Lab 3, basan GmbH and VITRUM have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment. The results of the disposed business were included in our Americas segment from June 1, 2014 through its disposition in August 2014.
The following table presents the components and allocation of the purchase price and the weighted average life of acquired amortizable intangible assets for all of our acquisitions in the aggregate (in millions, except as indicated):

	Year Ended December 31,
	2014	2013	2012
Components of purchase price:
Cash paid, net of cash acquired	$102.9	$44.4	$113.3
Estimated fair value of contingent consideration	8.4	1.4	2.3
Deferred purchase price	3.4	—	—
Purchase price	$114.7	$45.8	$115.6
Allocation of purchase price:
Net tangible assets	$15.5	$4.6	$11.8
Identifiable intangible assets	44.1	18.2	44.0
Goodwill	55.1	23.0	59.8
Purchase price	$114.7	$45.8	$115.6

Weighted average life of acquired amortizable intangible assets	12.2 years	7.6 years	11.4 years
The purchase price for the Acquisitions was higher than the fair value of the acquired identifiable assets, resulting in goodwill, due to our expectations of the synergies that will be realized by combining the businesses with ours. During the years ended December 31, 2014, 2013 and 2012, we recorded goodwill of $29.0 million, $4.5 million and $18.2 million, respectively, that we expect to be deductible for tax purposes. The purchase price allocations for the acquisitions of Integra, STI and Klinipath are preliminary pending finalization of opening balance sheets and may be adjusted subsequently.
In their respective years of acquisition, the Acquisitions contributed aggregate net sales of $35.5 million, $17.5 million and $53.9 million and operating income of $2.9 million, $0.4 million and $1.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents unaudited supplemental pro forma financial information as if the Acquisitions, excluding the disposed business, had occurred as of January 1, 2013 (in millions, except per share data):

	Year Ended December 31,
	2014	2013
Net sales	$4,421.9	$4,293.1
Net income	154.7	17.9
Earnings (loss) per share:
Basic	2.54	(300.00)
Diluted	2.53	(300.00)
These results do not purport to be indicative of our results of operations which actually would have resulted had the Acquisitions, excluding the disposed business, occurred on January 1, 2013, or of our future results of operations.
On February 2, 2015, we acquired National Biochemicals Corporation (“NBC”), a domestic full service raw material manufacturer and supplier to the biochemical industry. NBC has annual net sales of approximately $8 million.

(6)	Disposition of Business
In July 2014, we received allegations and identified inappropriate business practices at a recently-acquired business. We determined that the circumstances surrounding these allegations represented indicators of impairment at June 30, 2014. We first evaluated the recoverability of associated long-lived assets and concluded no impairment was required. We then performed an interim goodwill impairment assessment at the component business level because standalone financial information continued to be available and the acquisition had not yet been integrated into one of our existing reporting units. We concluded that the entire carrying value of acquired goodwill was not recoverable and recognized a pre-tax impairment charge of $11.3 million during the three months ended June 30, 2014, such charge being included within our Americas reportable segment and classified in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated financial statements. See Note 10 for a discussion of non-recurring fair value measurements made in connection with our interim impairment testing.
In August 2014, following our recognition of the above noted impairment, we entered into an agreement with the former shareholders of the business to rescind the purchase agreement. Subsequently, we received a full refund of the purchase price. As a result, we recognized a gain on disposition of $11.1 million during the three months ended September 30, 2014, such gain being included in our Americas reportable segment and classified in SG&A expenses in the accompanying consolidated financial statements.
Neither the contribution of the acquired business to our results of operations nor the gain on its disposition were material to the consolidated financial statements.

(7)	Property and Equipment
The following table presents the components of property and equipment, net (in millions):

	December 31,
	2014	2013
Buildings and improvements	$154.1	$159.2
Equipment and computer software	220.9	252.4
Land	18.9	20.2
Capital additions in process	8.4	5.0
Property and equipment, gross	402.3	436.8
Accumulated depreciation	(170.8)	(189.2)
Property and equipment, net	$231.5	$247.6
At December 31, 2014 and 2013, property and equipment held under capital leases were not material to our consolidated balance sheet.
Depreciation expense was $40.4 million, $38.3 million and $36.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(8)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by reportable segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2012	$1,014.6	$862.8	$1,877.4
Acquisitions (Note 5)	13.9	9.1	23.0
Currency translation	(7.5)	33.6	26.1
Balance at December 31, 2013	1,021.0	905.5	1,926.5
Acquisitions (Note 5)	41.3	13.8	55.1
Currency translation	(8.7)	(108.0)	(116.7)
Impairment (Note 6)	(11.3)	—	(11.3)
Balance at December 31, 2014	$1,042.3	$811.3	$1,853.6
The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,248.9	$206.6	$1,042.3	$1,216.3	$195.3	$1,021.0
EMEA-APAC	811.3	—	811.3	905.5	—	905.5
Total	$2,060.2	$206.6	$1,853.6	$2,121.8	$195.3	$1,926.5
The following table presents the components of other intangible assets (in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,456.9	$531.3	$925.6	$1,494.2	$479.9	$1,014.3
Other	28.2	12.1	16.1	90.4	70.0	20.4
Total	1,485.1	543.4	941.7	1,584.6	549.9	1,034.7
Indefinite-lived intangible assets:
Trademarks and tradenames	653.2	—	653.2	689.8	—	689.8
Other intangible assets	$2,138.3	$543.4	$1,594.9	$2,274.4	$549.9	$1,724.5
Amortization expense was $88.9 million, $91.7 million and $89.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents estimated amortization expense for amortizable intangible assets over the next five years and thereafter as of December 31, 2014 (in millions):

2015	$84.3
2016	83.2
2017	82.5
2018	81.4
2019	80.4
Thereafter	529.9
Total	$941.7

(9)	Debt and Capital Lease Obligations
Debt and capital lease obligations consist of: (i) an accounts receivable securitization facility due 2016 (the “A/R Facility”); (ii) a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility (collectively, the “Senior Credit Facility”); (iii) 7.25% unsecured senior notes due 2017 (the “Senior Notes”); (iv) 10.75% unsecured senior subordinated notes, which were redeemed in the fourth quarter of 2014 (the “Subordinated Notes”); (v) compensating cash balance, representing bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a bank; (vi) capital lease obligations; and (vii) other debt.
All of our debt and capital lease obligations are that of our wholly-owned subsidiary, VWR Funding. Certain of those debt instruments limit the ability of VWR Funding to make payments to VWR Corporation. Any general references to us regarding debt and capital lease obligations, such as “we,” “us,” and “our,” apply only to VWR Funding unless otherwise noted.
The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	December 31, 2014			December 31, 2013
	Interest Terms	Rate	Amount
A/R Facility	LIBOR plus 1.50%	1.67%	$73.0	$124.2
Senior Credit Facility:
Euro-denominated term loans	EURIBOR plus 3.50%	3.52%	686.7	789.1
U.S. dollar-denominated term loans	LIBOR plus 3.25%	3.42%	581.4	587.5
Multi-currency revolving loan facility			—	12.6
Senior Notes	Fixed rate	7.25%	750.0	750.0
Subordinated Notes			—	533.4
Compensating cash balance			2.5	25.9
Capital lease obligations			15.9	18.6
Other debt			2.4	13.1
Debt and capital lease obligations			$2,111.9	$2,854.4

Current portion of debt and capital lease obligations			$95.3	$71.0
Debt and capital lease obligations, net of current portion			2,016.6	2,783.4
Debt and capital lease obligations			$2,111.9	$2,854.4
The following summarizes the priority of our debt instruments. Borrowings under the A/R Facility are collateralized by the trade accounts receivable of certain of our domestic wholly-owned subsidiaries. Those receivables are not available to satisfy the claims of other creditors. Borrowings under the Senior Credit Facility are secured by substantially all of our other assets and rank higher than the Senior Notes, which in turn ranked higher than the Subordinated Notes prior to their redemption, as discussed below. All of our other unsecured debt ranks equally to our Senior Notes.

The following table presents the principal maturities of our debt and capital lease obligations as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
A/R Facility	$—	$73.0	$—	$—	$—	$—	$73.0
Senior Credit Facility:
Euro-denominated term loans	7.2	7.2	672.3	—	—	—	686.7
U.S. dollar-denominated term loans	6.0	6.0	569.4	—	—	—	581.4
Senior Notes	—	—	750.0	—	—	—	750.0
Compensating cash balance	2.5	—	—	—	—	—	2.5
Capital lease obligations	4.2	4.8	3.5	2.8	0.6	—	15.9
Other debt	2.4	—	—	—	—	—	2.4
Debt and capital lease obligations	$22.3	$91.0	$1,995.2	$2.8	$0.6	$—	$2,111.9
A/R Facility
The A/R Facility provides for funding in an aggregate principal amount not to exceed $175.0 million and will terminate on November 4, 2016.
At December 31, 2014, we had $62.1 million of available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (i) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $146.5 million, calculated as a percentage of eligible trade accounts receivable; less (ii) undrawn letters of credit outstanding of $11.4 million; and (iii) outstanding borrowings of $73.0 million.
Prior to our IPO, we borrowed against substantially all of our availability under the A/R Facility on a long-term basis and met the criteria to classify those borrowings as noncurrent. Following our IPO, we partially repaid those borrowings, began using the newly created availability for short-term cash needs and reclassified those borrowings to current portion of debt and capital lease obligations at December 31, 2014.
The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if our available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain events that we also consider usual and customary. As of December 31, 2014, we were in compliance with the covenants under the A/R Facility.
Senior Credit Facility
The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) term loans denominated in euros and U.S. dollars; and (ii) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).
The multi-currency revolving loan facility will mature on April 3, 2016, and the term loans will mature on April 3, 2017. Subject to any mandatory or optional prepayments, the term loans are required to be repaid on a quarterly basis in an amount equal to 0.25% of the principal amount drawn, with the final payment due at maturity.
At December 31, 2014, we had $223.0 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as the maximum borrowing capacity of $241.3 million, less undrawn letters of credit outstanding of $18.3 million.
During the three-year period ended December 31, 2014, we entered into amendments of the Senior Credit Facility primarily for the purpose of extending maturity dates and obtaining more favorable rates of interest. In connection with these amendments, we paid financing fees $1.1 million, $2.3 million and $5.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. Those financing fees were deferred and are being recognized as interest expense over the remaining maturity of the debt, except for $0.7 million of third party fees and fees paid to lenders during the year ended December 31, 2012, which was recognized as other income (expense), net. Additionally, for the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $2.0 million representing the write-off of certain unamortized deferred financing costs.

Interest and Fees
At our election, the interest rate on the U.S. dollar-denominated term loans is based on either (i) the then applicable British Bankers Association London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum, or (ii) an alternate base rate plus 2.25% per annum, where the alternate base rate is equal to the greater of (a) the U.S. Prime lending rate or (b) the Federal Funds effective rate plus 0.5% per annum.
The interest rate on the euro-denominated term loans is based on the then applicable interest rate determined by the Banking Federation of the European Union (“EURIBOR”) plus 3.50% per annum.
The interest rate on swingline loans, which may only be denominated in U.S. dollars, is based on the alternate base rate plus a margin of 1.25% to 2.75% per annum (currently 2.00% per annum), depending upon our leverage, as defined.
The interest rate on borrowings under our multi-currency revolving credit agreement is based on either (i) LIBOR plus a margin of 2.25% to 3.75% per annum (currently 3.00% per annum), depending on our leverage; or at our election, for loans denominated in U.S. dollars or Canadian dollars (ii) an alternate base rate plus a margin of 1.25% to 2.75% per annum (currently 2.00% per annum), depending on our leverage, where the alternate base rate for U.S. dollar borrowings is as previously described and for Canadian dollar borrowings is the Canadian prime rate of borrowing.
We also pay fees related to the Senior Credit Facility. The largest of these fees is a commitment fee on the unused portion of the multi-currency revolving loan facility of 0.25% to 0.38% per annum (currently 0.25% per annum), depending on our leverage. None of the fees were material to interest expense.
Security Provisions
The obligations under the Senior Credit Facility are guaranteed by VWR Corporation and each of VWR Funding’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”). In addition, the Senior Credit Facility and the guarantees thereunder are secured by (i) security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR Corporation, VWR Funding and the Subsidiary Guarantors and (ii) pledges of 100% of the capital stock of each of the Subsidiary Guarantors and 65% of the capital stock of each of its U.S. foreign subsidiary holding companies.
The Senior Credit Facility contains a number of customary affirmative and negative covenants. As of December 31, 2014, we were in compliance with the covenants under the Senior Credit Facility.
The Senior Credit Facility imposes restrictions on VWR Funding’s ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. Under those restrictions, lifetime payments to VWR Corporation cannot exceed the sum of (i) $25.0 million and (ii) an additional amount equal to $75.0 million plus VWR Funding’s cumulative excess cash flow and any amounts it has received from sales of equity or capital contributions that are not used for other restricted payments, provided that there is no default under the Senior Credit Facility and that VWR Funding meets certain leverage ratios after giving effect to any such restricted payment.
Additional Borrowings
Subject to our continued compliance with our covenants, we may request additional tranches of term loans or increases in the amount of commitments under the Senior Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to us and our lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. We may add incremental term loan facilities and revolving loan commitments in an aggregate amount not to exceed the lesser of (i) $300.0 million or (ii) the maximum amount at such time that could be incurred without causing VWR Funding to exceed a certain leverage ratio, in each case subject to certain other restrictions.

Senior Notes
On September 4, 2012, we financed the purchase and redemption of previously issued senior notes with the issuance of $750.0 million aggregate principal amount of Senior Notes at a more favorable rate of interest. During the year ended December 31, 2012, we (i) paid financing fees $12.1 million in connection with the issuance of the Senior Notes, which were deferred and are being recognized as interest expense over the remaining maturity of the debt; and (ii) recognized a loss on extinguishment of debt of $25.5 million, comprised of $18.7 million in tender and redemption premiums paid, $6.6 million for the write-off of unamortized deferred financing costs and $0.2 million of third party fees and fees paid to lenders.
The Senior Notes will mature on September 15, 2017. Interest on the Senior Notes is payable on March 15 and September 15 of each year at a stated rate of 7.25% per annum.
Redemption
At any time, we may redeem all or a part of the Senior Notes at a price of 105.438%. Beginning on September 15, 2015, the redemption price is reduced to 102.719%, and beginning on September 15, 2016 the redemption price is reduced further to 100%. In all cases, we would also be required to pay accrued and unpaid interest to the date of redemption. If we experience specific kinds of changes in control, we would be required to offer to repurchase the Senior Notes at 101% of the principal amount, plus any accrued and unpaid interest to the repurchase date.
Security Provisions
The obligations under the Senior Notes are guaranteed, jointly and severally and fully and unconditionally, on a senior basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors’ obligations under the guarantees of the Senior Notes are not secured by any of our assets, VWR Funding’s assets or the Subsidiary Guarantors’ assets.
The indenture governing the Senior Notes contains a number of customary affirmative and negative covenants. As of December 31, 2014, we were in compliance with the covenants under the indenture.
The indenture governing the Senior Notes restricts VWR Funding’s ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. Under those restrictions, lifetime payments to VWR Corporation cannot exceed the sum of (i) $25.0 million and (ii) an additional amount equal to 50% of VWR Funding’s consolidated net income since October 1, 2012 and any amounts it has received from sales of equity or capital contributions since the issue date of such Senior Notes that are not used for other restricted payments, provided that there is no default under the indenture and that VWR Funding meets a fixed charge coverage ratio after giving effect to any such restricted payment.
Subordinated Notes
In the fourth quarter of 2014, using the net proceeds from the IPO and the Additional Sale (see Note 13), we redeemed the entire aggregate principal amount of the Subordinated Notes at a redemption price of 100% plus accrued and unpaid interest through the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $5.1 million representing the write-off of unamortized deferred financing costs related to the Subordinated Notes.
Prior to their redemption, the portions of Subordinated Notes were denominated in both U.S. dollars and euros. Interest on the Subordinated Notes was payable at a rate of 10.75% per annum.

(10)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt and capital lease obligations and amounts due to affiliates. Our financial instruments are held or issued by a number of institutions, which reduces the risk of material non-performance, except for amounts due to VWR Holdings under the ITRA (see Note 21).
Assets and Liabilities for which Fair Value is Only Disclosed
The carrying amounts of cash and cash equivalents and compensating cash balance are stated at their fair value (Level 1 measurements). The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature (Level 2 measurements).
The following table presents the carrying amounts and estimated fair values of other financial instruments (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
A/R Facility	$73.0	$73.0	$124.2	$124.2
Senior Credit Facility	1,268.1	1,256.5	1,389.2	1,400.4
Senior Notes	750.0	780.2	750.0	806.3
Subordinated Notes	—	—	533.4	559.7
Due to VWR Holdings — ITRA	172.9	132.0	—	—
The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations approximate fair value due to their primarily short-term nature (Level 2 measurements). The amount due to VWR Holdings under the ITRA was estimated using a combination of observable and unobservable inputs using an income-based approach (Level 3 measurement).
Recurring Fair Value Measurements with Significant Unobservable Inputs
The following table presents changes in recurring fair value measurements with significant unobservable inputs (Level 3):

Contingent Consideration
Balance at December 31, 2013	$3.6
Acquisitions	8.4
Settlements in cash	(0.2)
Currency translation	(0.2)
Balance at December 31, 2014	$11.6
Contingent Consideration
Certain of the Acquisitions entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. The fair value of contingent consideration was estimated using the average of probability-weighted potential earn-out payments specified in the purchase agreements, ranging from approximately $3 million to $19 million at December 31, 2014. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario.

Non-Recurring Fair Value Measurements
During the years ended December 31, 2014 and 2013, we measured the following items on our balance sheets at fair value following their initial recognition:

•	on June 30, 2014, we measured goodwill related to a business to be disposed; and

•	on September 30, 2013, we measured an amortizable intangible asset related to our Asia-Pacific operations.
Business to be Disposed
In July 2014, we received allegations and identified inappropriate business practices at a recently-acquired business (see Note 6), which caused us to perform interim impairment testing of its long-lived assets, consisting only of goodwill. The interim impairment testing resulted in our recognition of an impairment charge of $11.3 million during the three months ended June 30, 2014.
We determined that the fair value of the goodwill was zero using a combination of observable and unobservable inputs (Level 3 measurement). We first estimated the fair value of the entire business using an income approach (Level 3 measurement) and concluded that its fair value was equal to the fair value of its net tangible assets, which we estimated using their carrying value (Level 2 measurement). The valuation required us to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with recently discovered inappropriate business practices and expected customer attrition. Our estimates were principally based upon our knowledge and experience, and overall economic factors, including the regulatory environment, and we believe the estimates and assumptions used were reasonable.
Amortizable Intangible Asset
In September 2013, we initiated a global restructuring program (see Note 15), which caused us to perform interim impairment testing of an amortizable intangible asset related to our Asia-Pacific operations, which were affected by the program. The interim impairment testing resulted in our recognition of a restructuring charge of $2.8 million during the three months ended September 30, 2013.
We determined that the fair value of the amortizable intangible asset was zero using an income approach (Level 3 measurement). The valuation required us to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with the intangible asset. Our estimates were principally based upon our knowledge and experience and overall economic factors, including the regulatory environment, and we believe the estimates and assumptions used were reasonable.
Derivative Instruments and Hedging Activities
At December 31, 2014 and 2013, our derivative instruments consisted entirely of foreign currency forward contracts. Prior to December 31, 2012, we were also party to interest rate swap arrangements.
Foreign Currency Forward Contracts
Certain of our subsidiaries have entered into foreign currency forward contracts to reduce the impact of changes in foreign currency exchange rates on certain short-term business transactions. These contracts were designated as cash flow hedges, so the gains and losses from those contracts are deferred as accumulated other comprehensive income or loss until the settlement of the related business transaction, at which time the accumulated gain or loss from the contracts is reclassified into earnings to offset the foreign currency impact of the business transaction. Although certain of our subsidiaries use these contracts to manage local foreign currency risk, foreign currency forward contracts have not been material to our consolidated financial statements. At December 31, 2014, the notional value of foreign currency forward contracts was $135.2 million. The fair value of foreign currency forward contracts, which was estimated based on period-end spot rates (a Level 2 measurement), was immaterial.
In 2007, in anticipation of issuing euro-denominated terms loans, we entered into a series of foreign currency forward contracts. The contracts were designated as cash flow hedges, so gains and losses from those contracts were deferred as accumulated other comprehensive income or loss. The foreign currency forward contracts were settled upon issuance of the euro-denominated terms loans later in 2007. The accumulated loss on the foreign currency forward contracts is being reclassified to interest expense ratably through maturity of the euro-denominated term loans in April 2017. Neither the accumulated loss nor the reclassification of the loss into earnings were material to our consolidated financial statements.

Interest Rate Swap Arrangements
Prior to their maturity in December 31, 2012, we entered into interest rate swap arrangements to reduce the impact of changes in variable interest rates on our term loans to interest expense. Originally, the swaps were designated as cash flow hedges, so gains and losses from those contracts were deferred as accumulated other comprehensive income or loss. In 2008, the swaps were amended and hedge accounting was discontinued because the swaps no longer met the hedge accounting criteria following the amendment. The accumulated loss on the swaps of $14.0 million was reclassified to interest expense ratably through maturity of the amended swaps on December 31, 2012. Additional changes to the fair value of the swaps following the discontinuation of hedge accounting through December 31, 2012 were recognized in earnings as a component of interest expense.
The following table presents the reclassification of accumulated other comprehensive income (loss) into earnings for derivative instruments designated as hedging instruments (in millions):

	Classification in Statements of Operations	Year Ended December 31, 2012
Interest rate swap arrangements	Interest expense	$(1.8)
The following table presents the classifications and the amount of net gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments (in millions):

	Classification in Statements of Operations	Year Ended December 31, 2012
Interest rate swap arrangements — realized	Interest expense	$(14.4)
Interest rate swap arrangements — unrealized	Interest expense	12.3
Total		$(2.1)

(11)	Commitments and Contingencies
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
We are also involved in various disputes, litigation and regulatory matters incidental to our business, including employment matters, commercial disputes, government contract compliance matters, disputes regarding environmental clean-up costs, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial, and we believe the range of reasonably possible loss from current matters continues to be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $10.5 million as of December 31, 2014.
Registration Rights Agreement
On October 7, 2014, we entered into a registration rights agreement with VWR Holdings that could require us to pay registration costs in future periods. See Note 13.

(12)	Redeemable Equity
Redeemable equity consists of redeemable equity units of our parent and, prior to July 31, 2014, also included redeemable convertible preferred stock.
Redeemable Equity Units of Parent
In 2007, our parent company, VWR Holdings, established the 2007 Securities Purchase Plan (the “VWR Holdings Plan”), pursuant to which members of management and other employees (“Management Investors”) were able to purchase a “strip” of equity instruments, which was intended to provide Management Investors a mix of ownership interests similar to that held by the Sponsors and the other co-investors. The strip consisted of Class A Preferred Units (“Preferred Units”), Class A Common Units (“Common Units”) and Founders Units (collectively, the “Units”) of VWR Holdings, each issued in predefined ratios based on the amount invested by a Management Investor. The following summarizes important information about the Units:

•
Units held by Management Investors are subject to certain repurchase and put options that are triggered if a Management Investor is terminated from employment. Because the put option is outside of our control, we remeasure the redemption value of Units held by Management Investors each period-end and reclassify the necessary amount from stockholder equity to redeemable equity to state the units at their redemption value.

•	Issuances of Units are accounted for as ordinary capital contributions by VWR Holdings, which subsequently contributes an equal amount of capital to us.

•	Repurchases of Units are accounted for as described below.

•
Founders Units are Common Units held by Management Investors that vest over a period of four years based upon continuing service, subject to accelerated vesting upon the occurrence of certain events. Because the Founders Units were made available to our management as an incentive to provide services to us, we account for them as stock-based compensation. See Note 14.

Repurchases of Units from Management Investors
Upon termination of a Management Investor, up to two redemption options may be triggered. First, VWR Holdings receives an option to repurchase the Management Investor’s equity units. If VWR Holdings does not exercise the option, which has never occurred, the Management Investor receives an option to put the equity units to VWR Holdings. Under either scenario, the redemption value is equal to a contractually-defined value, except that the following units are valued at the lower of the contractually-defined value or original cost: (i) Common Units and vested Founders Units following a termination for “cause;” and (ii) all unvested Founders Units.

The contractually-defined value of Preferred Units is equal to the unreturned capital plus a cumulative dividend that accrues and compounds quarterly at an annual rate of 8%. The contractually-defined value of Common Units and Founders Units is based on the enterprise value of VWR Holdings less the contractually-defined value of the Preferred Units.
Repurchases or puts are settled as follows:

•
Prior to the recapitalization on July 31, 2014 (see Note 13), VWR Holdings settled repurchases by providing an equally-valued number of shares of our redeemable convertible preferred stock that it holds. Concurrently, we repurchased our redeemable convertible preferred stock from the Management Investor for cash.

•	Following the recapitalization, we expect that VWR Holdings will settle repurchases or puts directly with cash on hand resulting from our payment of the Holdings Dividend (see Note 13).
Because it has no operations of its own, VWR Holdings has depended on us to provide funding for repurchases or puts. Additional distributions may be required from us to fund future repurchases or puts.
Redeemable Convertible Preferred Stock
On July 31, 2014, in anticipation of our IPO, we completed an internal recapitalization (see Note 13) pursuant to which all shares of redeemable convertible preferred stock were exchanged for newly-issued shares of common stock. Prior to the recapitalization, the preferred stock was redeemable at our option for cash. Its redemption value was $1,000 per share plus a cumulative dividend that accrued and compounded quarterly at an annual rate of 8%. Because our Sponsors could have caused us to redeem the preferred stock through their control of the Board of Directors, we classified it outside of permanent equity on our consolidated balance sheets at its redemption value. The preferred stock was convertible in limited circumstances at the option of the holder, but no shares were ever converted.

(13)	Stockholder Equity
Stockholder equity consists of our common stock, and following our issuance of an amended and restated certificate of incorporation, we are also authorized to issue preferred stock.
Our debt agreements impose restrictions on VWR Funding’s ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. See Notes 9 and 26.
Recapitalization
On July 31, 2014, in anticipation of our IPO, we completed an internal recapitalization, pursuant to which: (i) all then outstanding equity, consisting of 0.1 million shares of common stock (1,000 shares on a pre-split basis) and 0.4 million shares of redeemable convertible preferred stock, were exchanged for 102.0 million shares (1.0 million shares on a pre-split basis) of newly-issued common stock; and (ii) 204.0 million shares (2.0 million shares on a pre-split basis) of common stock were authorized for issuance.
Initial Public Offering
On October 7, 2014, we completed our IPO by issuing 25.5 million common shares at a price of $21.00 per share. After deducting underwriting discounts, commissions and other offering costs, the IPO resulted in net proceeds of $501.9 million.
On November 5, 2014, the underwriters of the IPO completed the purchase of an additional 3.9 million shares of common stock at the public offering price of $21.00 per share (the “Additional Sale”) under an option granted to them in connection with the IPO. After deducting underwriting discounts and commissions, the Additional Sale resulted in net proceeds of $75.9 million.

In connection with the IPO and the Additional Sale, we entered into a number of transactions (collectively, the “Transactions”) that had a significant impact to our financial position and results of operations:

•	On October 1, 2014, we paid a $25.0 million dividend to VWR Holdings (the “Holdings Dividend”).

•
On October 7, 2014, we: (i) terminated a management services agreement with affiliates of the Sponsors (see Note 21); (ii) executed an income tax receivable agreement with VWR Holdings (see Note 21); (iii) filed an amended and restated certificate of incorporation and amended and restated bylaws (see below); (iv) awarded options to purchase shares of our common stock to certain of our employees and directors under a new stock-based compensation plan (see Note 14); (v) adopted the VWR Corporation Employee Stock Purchase Plan (see Note 14); and (vi) received the net proceeds from the sale of common shares in the IPO.

•
On October 7, 2014 and November 5, 2014, we received the net proceeds from the sales of common shares in the IPO and the Additional Sale, respectively. We used the proceeds to redeem all of the Subordinated Notes and a portion of the borrowings under our credit facilities.

Our consolidated balance sheet at December 31, 2014 reflects all of the Transactions. We have provided an unaudited consolidated pro forma statement of operations to present the full-year effect of the Transactions on our results of operations. See Note 25.
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
Registration Rights Agreement
On October 7, 2014, we entered into a registration rights agreement with VWR Holdings. Under the registration rights agreement, VWR Holdings is entitled to request that we register (i) any shares of our common stock that it held at October 7, 2014 and (ii) any shares held by Madison Dearborn Partners. Should we register such common stock, we would be required to pay costs related to the registration as well as VWR Holdings’ expenses in connection with its exercise of these rights.

(14)	Share-Based Compensation
The following table presents share-based compensation expense, a component of SG&A expenses, by award type and plan (in millions):

		Year Ended December 31,
	Plan	2014	2013	2012
Stock options	2014 Plan	$1.1	$—	$—
Share-based compensation related to our parent	VWR Holdings Plan	0.9	0.6	0.9
Share-based compensation expense		$2.0	$0.6	$0.9
At December 31, 2014, remaining share-based compensation expense of $19.9 million related to unvested awards will be recognized over a weighted average period of 4.7 years.

VWR Corporation 2014 Equity Incentive Plan
In connection with the IPO, the Board of Directors adopted the VWR Corporation 2014 Equity Incentive Plan (the “2014 Plan”) on September 9, 2014. The 2014 Plan authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At December 31, 2014, 8.0 million shares were available for future issuance. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.
Stock Options
The following table presents activity and other information about stock options under the 2014 Plan (in millions, except per share amounts):

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	—	$—
Granted	3.5	21.01
Forfeited	—	21.00
Outstanding at December 31, 2014	3.5	$21.01

Expected to vest at December 31, 2014	3.1	$21.01
Stock options outstanding and expected to vest at December 31, 2014 had aggregate intrinsic values of $16.9 million and $14.9 million, respectively, and a weighted average remaining contractual term of 6.8 years. No stock options were vested or exercisable at December 31, 2014.
During the year ended December 31, 2014, 3.5 million stock options were granted under the 2014 Plan to employees and directors. The stock options were estimated to have a weighted average grant date fair value of $6.67 per option. The substantial majority of the stock options were granted to employees on October 1, 2014 and have forty percent vesting on the second anniversary of the date of grant and five percent vesting quarterly thereafter through the fifth anniversary of the date of grant. All of the stock options have a seven-year term. Unvested stock options are forfeited in the event of termination of the recipient and fully vest upon a change in control, provided that the recipient has not been terminated prior to such change in control.
The following table presents the assumptions used to estimate the fair value of awards granted on a weighted average basis:

Year Ended December 31, 2014
Expected stock price volatility	33%
Risk free interest rate	1.76%
Expected life of options, in years	4.9
VWR Corporation Employee Stock Purchase Plan
In connection with the IPO, we adopted the VWR Corporation Employee Stock Purchase Plan (the “VWR ESPP”). The VWR ESPP became effective October 7, 2014, but the first offering period will not commence until specifically authorized by an administering committee. The VWR ESPP is generally designed to encourage employees to become stockholders and to increase their ownership of our common stock. The number of shares of our common stock reserved for issuance under the VWR ESPP is 2.0 million shares. We have not yet recognized any expense related to the VWR ESPP.
Share-based Compensation Related to our Parent
As previously discussed, the VWR Holdings Plan was created pursuant to which Founders Units were made available to Management Investors (see Note 12). Founders Units are accounted for by us as stock-based compensation. During all periods presented, share-based compensation related to our parent was not material to our consolidated financial statements.

(15)	Restructuring Activities
In September 2013, we initiated a global restructuring program designed to enhance our interaction with customers and suppliers, improve the efficiency of our operations and reduce operating expenses (collectively, the “Program”). The Program involved transitioning the management of our European organization from a national to regional basis, refining customer segmentation and focus within Europe and the United States and consolidating our leadership structure and operations in the Asia Pacific region. As part of the Program, we also exited a variety of relatively small distribution and other facilities in North America, Europe and Asia. We expect the Program will enable us to better serve customers and to improve operational efficiency, competitiveness and business profitability. The Program was substantially initiated by December 31, 2013. Substantially all actions under the Program were completed at December 31, 2014.
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
The following table presents changes to accrued restructuring charges under the Program (in millions):

	Severance and Termination Benefits	Facilities-Related and Other	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges	27.7	0.8	28.5
Cash payments	(9.3)	(0.2)	(9.5)
Balance at December 31, 2013	18.4	0.6	19.0
Cash payments	(16.6)	(0.2)	(16.8)
Balance at December 31, 2014	$1.8	$0.4	$2.2
During the year ended December 31, 2013, in addition to the $28.5 million in restructuring charges noted above, we also recognized $4.0 million of charges related to the Program in our Asia Pacific operations, including $2.8 million related to an impairment of an amortizable intangible asset and increased provisions for inventories of $0.8 million and trade accounts receivable of $0.4 million. All restructuring charges were classified as SG&A expenses except for the increased provisions for inventories, which was classified as cost of goods sold.
From time to time, we have undertaken cost reduction initiatives in our existing businesses as well as in our acquired businesses, typically consisting of severance and facility closure costs. Expenses associated with such actions were $16.9 million during the year ended December 31, 2012 and were classified as SG&A expenses.

(16)	Benefit Plans
We sponsor a number of defined benefit plans for our employees worldwide. We present our defined benefit plans in two groups due to their different geographies, characteristics and actuarial assumptions: (i) the defined benefit plan in the United States (the “U.S. Retirement Plan”); and (ii) the defined benefit plans in Germany, France and the United Kingdom in the aggregate (the “German, French and UK Plans”).
We also sponsor a defined contribution plan for our employees in the United States and provide an employer match. The expense related to the employer match was $10.7 million, $7.4 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also sponsor certain other defined benefit plans applicable to both our U.S. and non-U.S. employees, which were not material individually or in the aggregate.
U.S. Retirement Plan
The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all of our full-time U.S. employees who completed one full year of service as of May 31, 2005. As of December 31, 2014, the U.S. Retirement Plan covered approximately 3,560 participants. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. We generally fund the minimum amount required by applicable laws and regulations. We use a December 31 measurement date for the U.S. Retirement Plan.
The following table presents the change in benefit obligation, the change in fair value of plan assets and the funded status for the U.S. Retirement Plan (in millions):

	Year Ended December 31,
	2014	2013
Benefit obligation at beginning of year	$201.1	$226.3
Service cost	0.7	0.7
Interest cost	8.4	8.7
Partial plan settlements	(35.8)	—
Actuarial (gain) loss	23.0	(28.0)
Benefits paid	(8.3)	(6.6)
Benefit obligation at end of year	189.1	201.1

Fair value of plan assets at beginning of year	253.0	264.5
Actual gain (loss) on plan assets	32.3	(4.9)
Partial plan settlements	(35.8)	—
Benefits paid	(8.3)	(6.6)
Fair value of plan assets at end of year	241.2	253.0
Funded status at end of year	$52.1	51.9
The following table presents the amounts recognized in the consolidated balance sheets for the U.S. Retirement Plan (in millions):

	December 31,
	2014	2013
Other assets	$52.1	$51.9
Accumulated other comprehensive income	(23.1)	(35.5)
The amount in accumulated other comprehensive income that has not been recognized as net periodic pension income as of December 31, 2014 relates to an actuarial gain, none of which will be recognized during the year ended December 31, 2015.
The accumulated benefit obligation of the U.S. Retirement Plan was $189.1 million and $201.1 million as of December 31, 2014 and 2013, respectively.

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Year Ended December 31,
	2014	2013	2012
Service cost	$0.7	$0.7	$0.7
Interest cost	8.4	8.7	8.8
Expected return on plan assets	(14.4)	(15.7)	(14.3)
Recognized net actuarial gain	(0.4)	(0.1)	—
Gain from partial plan settlement	(6.9)	—	—
Net periodic pension income	$(12.6)	$(6.4)	$(4.8)
In April 2014, certain eligible participants under the U.S. Retirement Plan were offered an opportunity to receive their entire vested accrued benefit in a lump sum or annuity. On June 1, 2014, this offer expired, and during June 2014, $35.8 million of plan assets were distributed to participants in satisfaction of 16.8% of the U.S. Retirement Plan’s projected benefit obligation. In connection with these settlements during the second quarter of 2014, the Company: (i) remeasured the U.S. Retirement Plan’s funded status, resulting in a $6.1 million pre-tax increase to other assets and accumulated other comprehensive income; and (ii) reclassified a $6.9 million pre-tax gain to earnings from accumulated other comprehensive income. The discount rate used to remeasure the benefit obligation was based on a published bond yield curve and was 4.34% as of the settlement date.
The net actuarial (loss) gain for the U.S. Retirement Plan recorded in other comprehensive income or loss was $(5.0) million, $7.4 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents the assumptions used to determine net periodic pension income and the projected benefit obligation:

	Year Ended December 31,
	2014	2013	2012
Discount rate for benefit obligation at end of year	4.13%	4.90%	3.95%
Discount rate for net periodic pension income	4.34	3.95%	4.10%
Expected rate of return on plan assets for net periodic pension income	6.00%	6.00%	6.00%
We select our discount rate by reference to a published bond yield curve.
The following table presents future benefits expected to be paid under the U.S. Retirement Plan over the next five years and the five years thereafter as of December 31, 2014 (in millions):

2015	$8.2
2016	8.6
2017	9.0
2018	9.2
2019	9.6
2020 – 2024	52.1
As of December 31, 2014, the investment strategy of the U.S. Retirement Plan is to match the investment asset duration with the pension liability duration. This strategy, utilizing a diversified fixed income fund, attempts to hedge the discounted rate used to present value future pension obligations. The fixed income fund invests in long duration investment grade corporate bonds primarily across industrial, financial and utilities sectors and is managed by a single institution. Surplus assets, the fair market value of assets in excess of benefit obligations, are invested in equity funds. We estimate the future return on plan assets after considering prior performance, but primarily based upon the mix of assets and expectations for the long-term returns on those asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return was adjusted for the historical experience and future expectations of returns as a result of active portfolio management as compared to the benchmark returns.

The following table presents information about the fair value of assets held by the U.S. Retirement Plan by asset class (in millions):

	December 31, 2014			December 31, 2013
	Total	Type of Fair Value Measurement		Total	Type of Fair Value Measurement
		Level 1	Level 2		Level 1	Level 2
Money market funds	$1.1	$—	$1.1	$1.3	$—	$1.3
Fixed income funds	187.7	—	187.7	200.6	—	200.6
Equity funds	52.4	19.1	33.3	51.1	18.4	32.7
Total	$241.2	$19.1	$222.1	$253.0	$18.4	$234.6
The Company does not expect to make contributions to the U.S. Retirement Plan in 2015.
German, French and UK Plans
Our German subsidiaries have unfunded defined benefit pension plans for certain employees and retirees, such plans being closed to new participants. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. Our UK subsidiary has two defined benefit plans which are closed to new participants and frozen with respect to future accrual of benefits. We use a December 31 measurement date for the German, French and UK Plans.
The following table presents the change in benefit obligation, change in plan assets, and reconciliation of funded status for the German, French and UK Plans (in millions):

	Year Ended December 31,
	2014	2013
Benefit obligation at beginning of year	$163.1	$150.2
Service cost	1.5	1.4
Interest cost	6.6	5.9
Actuarial loss	28.9	5.6
Benefits paid	(3.5)	(4.7)
Currency translation	(16.3)	4.7
Benefit obligation at end of year	180.3	163.1

Fair value of plan assets at beginning of year	83.7	71.6
Actual gain on plan assets	6.0	11.2
Company contributions	1.1	2.1
Benefits paid	(2.6)	(3.3)
Currency translation	(5.2)	2.1
Fair value of plan assets at end of year	83.0	83.7
Funded status at end of year	$(97.3)	$(79.4)
The following table presents the amounts recognized in the consolidated balance sheets for the German, French and UK Plans (in millions):

	December 31,
	2014	2013
Other assets	$0.7	$0.5
Other liabilities	(98.0)	(79.9)
Accumulated other comprehensive loss	60.7	36.5
The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost as of December 31, 2014, relates to a net actuarial loss, of which we expect $4.0 million will be recognized as an actuarial loss during the year ended December 31, 2015. The accumulated benefit obligation of the German, French and UK Plans was $171.1 million and $155.4 million as of December 31, 2014 and 2013, respectively.

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Year Ended December 31,
	2014	2013	2012
Service cost	$1.5	$1.4	$1.7
Interest cost	6.6	5.9	5.9
Expected return on plan assets	(5.7)	(3.8)	(3.9)
Recognized net actuarial loss	2.1	2.0	0.9
Net periodic pension cost	$4.5	$5.5	$4.6
The net actuarial (loss) gain for the German, French and UK Plans recorded in other comprehensive income or loss was $(26.3) million, $1.9 million and $(16.5) million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents the weighted average assumptions used to determine net periodic pension cost and the projected benefit obligation for the German, French and UK Plans:

	Year Ended December 31,
	2014	2013	2012
Discount rate for benefit obligation at end of year	2.99%	4.19%	4.11%
Discount rate for net periodic pension cost	4.19%	4.11%	4.88%
Expected rate of return on plan assets for net periodic pension cost	6.92%	6.45%	6.33%
Assumed annual rate of compensation increase for benefit obligation at end of year	3.00%	3.00%	3.00%
Assumed annual rate of compensation increase for net periodic pension cost	3.00%	3.00%	3.24%
The following table presents future benefits expected to be paid under the German, French and UK Plans over the next five years and the five years thereafter as of December 31, 2014 (in millions):

2015	$4.1
2016	4.1
2017	4.3
2018	4.5
2019	4.8
2020 – 2024	28.6
The French and UK Plans primarily invest in insurance contracts. The combined weighted target allocations for the underlying investments of such insurance contracts are approximately 70% equity index funds and 30% debt securities, equally divided between corporate bonds and government securities. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. Retirement Plan.
The following table presents information about the fair value of assets held by the French and UK plans by asset class (in millions):

	December 31, 2014			December 31, 2013
	Total	Type of Fair Value Measurement		Total	Type of Fair Value Measurement
		Level 1	Level 2		Level 1	Level 2
Insurance contracts	$82.6	$—	$82.6	$79.4	$—	$79.4
Cash	0.4	0.4	—	4.3	4.3	—
Total	$83.0	$0.4	$82.6	$83.7	$4.3	$79.4
We expect to make contributions of $0.7 million to the French and UK plans during 2015.

(17)	Leases
The Company leases office and warehouse space, vehicles and computer and office equipment under operating leases. Operating lease expense was $35.5 million, $35.6 million and $37.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents future minimum lease payments under capital leases and non-cancelable operating leases having initial lease terms of more than one year (in millions):

	December 31, 2014
	Capital Leases	Operating Leases
2015	$5.1	$30.1
2016	5.5	25.2
2017	3.9	20.9
2018	3.0	18.0
2019	0.6	15.2
Thereafter	—	34.7
Total minimum payments	18.1	$144.1
Less amounts representing imputed interest	2.2
Present value of minimum lease payments	$15.9

(18)	Other Income (Expense), net
The following table presents the components of other income (expense), net (in millions):

	Year Ended December 31,
	2014	2013	2012
Net foreign currency remeasurement gain (loss)	$90.9	$(38.8)	$(14.4)
Other	—	—	(0.7)
Other income (expense), net	$90.9	$(38.8)	$(15.1)
Other income (expense), net, consists primarily of foreign currency remeasurement gains and losses. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are unrealized until repayment of the debt and relate to the weakening or strengthening, respectively, of the euro against the U.S. dollar. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the euro.
Recently, spot rates for the euro, the British pound sterling and the Canadian dollar have weakened compared to the U.S. dollar. For additional information, see Note 22.

(19)	Income Taxes
Income Tax Provision
The following table presents the components of income before income taxes (in millions):

	Year Ended December 31,
	2014	2013	2012
United States	$121.4	$(56.6)	$(78.2)
Foreign	116.0	79.1	90.1
Total income before income taxes	$237.4	$22.5	$11.9
The following table presents the components of income tax provision (in millions):

	Year Ended December 31,
	2014	2013	2012
Current income tax provision:
Federal	$(3.8)	$(0.4)	$0.1
State	(0.6)	(0.3)	0.1
Foreign	(46.5)	(36.6)	(34.6)
Total	(50.9)	(37.3)	(34.4)
Deferred income tax provision:
Federal	(40.1)	6.5	14.6
State	(4.3)	1.0	1.1
Foreign	10.5	21.4	10.6
Total	(33.9)	28.9	26.3
Income tax provision	$(84.8)	$(8.4)	$(8.1)
During the years ended December 31, 2014 and 2013, we recorded net deferred tax liabilities through goodwill of $3.1 million and $0.7 million, respectively, and net deferred tax assets (liabilities) through stockholder equity of $10.7 million and $(3.9) million, respectively. The deferred tax liabilities recorded through goodwill primarily relate to acquired intangible assets. The net deferred taxes recorded through stockholder equity primarily relate to our defined benefit plans.
The following table presents the reconciliation of the income tax provision calculated at the statutory federal income tax rate of 35% to the income tax provision presented in the statements of operations (in millions):

	Year Ended December 31,
	2014	2013	2012
Income tax provision at U.S. federal statutory rate	$(83.1)	$(7.9)	$(4.2)
State income taxes, net of federal benefit	(3.3)	0.4	0.7
Change in foreign tax rates	—	8.5	(1.4)
Foreign rate differential	10.4	4.9	5.2
Nondeductible expenses	(1.3)	(0.6)	(0.6)
Change in valuation allowance	(5.6)	(12.5)	(4.5)
Other, net	(1.9)	(1.2)	(3.3)
Income tax provision	$(84.8)	$(8.4)	$(8.1)
Other, net for the years ended 2014, 2013 and 2012 includes a (provision) benefit related to changes in uncertain tax positions of $(1.8) million, $0.8 million and $(3.1) million, respectively.

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains or losses in our operating results.
The change in valuation allowance above for the years ended December 31, 2014, 2013 and 2012 excludes other net valuation allowances recognized with respect to intercompany transactions, foreign taxes and state net operating losses aggregating $3.1 million, $7.4 million and $10.5 million, respectively. See Note 27.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$239.5	$260.2
Currency translation	—	23.2
Other	36.9	28.3
Deferred tax assets, gross	276.4	311.7
Valuation allowances	(110.0)	(119.3)
Deferred tax assets, net	166.4	192.4
Deferred tax liabilities:
Intangible assets	514.4	564.4
Goodwill amortization	35.9	34.3
Currency translation	30.7	—
Other	21.1	23.2
Total deferred tax liabilities	602.1	621.9
Net deferred tax liability	$435.7	$429.5
Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2014	2013
Other current assets	$14.4	$15.1
Other assets	17.0	7.3
Other current liabilities	(4.9)	(5.8)
Deferred income tax liabilities	(462.2)	(446.1)
Net deferred tax liability	$(435.7)	$(429.5)
The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of the reversal of existing taxable temporary differences will influence the extent of tax benefits recognized in a particular year. As of December 31, 2014, the Company had valuation allowances of $110.0 million associated with certain intercompany transactions, foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our income tax provision or benefit.

Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden, Canada, Switzerland and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2009. Substantially all U.S. state and local income tax matters have been finalized through 2005.
As of December 31, 2014 and 2013, the Company had $62.4 million and $58.5 million, respectively, of unrecognized tax benefits, including $0.7 million and $0.6 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the net effect would generally be a benefit to the Company’s income tax provision. We expect a reduction in the liability for unrecognized tax benefits of up to $0.7 million over the next twelve months as a result of settlements and the expiration of statues of limitations.
The following table reflects changes in the reserve associated with uncertain tax positions, exclusive of interest and penalties (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$57.9	$46.5	$31.1
Tax positions related to the current year — additions	5.1	14.0	13.7
Tax positions related to prior years — additions	0.3	0.1	1.7
Tax positions related to prior years — reductions	(0.1)	(1.1)	—
Reductions for settlements with taxing authorities	(0.3)	(1.2)	—
Reductions as a result of a lapse of statutes of limitations	(0.4)	(0.4)	—
Currency translation	(0.8)	—	—
Balance at December 31	$61.7	$57.9	$46.5
During the years ended December 31, 2014, 2013 and 2012, our reserve for unrecognized tax benefits increased primarily as a result of tax positions we took across various jurisdictions. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing of settlement discussions with tax authorities.
Other Matters
Neither income taxes nor foreign withholding taxes have been provided on $738.2 million of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2014. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States in a manner that attracts a net tax cost. At this time, a determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.
As of December 31, 2014, the Company has federal net operating loss carryforwards of $492.0 million that begin to expire in 2025 and state net operating loss carryforwards of $463.6 million, with a corresponding state tax benefit of $17.1 million, that expire at various times through 2034. In addition, the Company has foreign net operating loss carryforwards of $317.4 million, which predominantly have indefinite expirations. Further, as of December 31, 2014, there are U.S. foreign tax credit carryforwards of $2.9 million that will expire at various times through 2016.
We have entered into an agreement that provides for the payment to VWR Holdings of the majority of cash savings, if any, in U.S. federal, state and local income tax as a result of the utilization of net operating losses generated in periods prior to the IPO. See Note 21.
The Company files a consolidated federal and certain state combined income tax returns with VWR Funding and its other domestic subsidiaries.

(20)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2011	$(62.6)	$(5.2)	$(12.4)	$(80.2)
Net unrealized gain (loss) arising during the period	35.3	0.5	(9.2)	26.6
Reclassification of net loss into earnings	—	3.4	0.8	4.2
Balance at December 31, 2012	(27.3)	(1.3)	(20.8)	(49.4)
Net unrealized gain arising during the period	40.6	2.6	10.6	53.8
Reclassification of net (gain) loss into earnings	—	(3.4)	1.5	(1.9)
Balance at December 31, 2013	13.3	(2.1)	(8.7)	2.5
Net unrealized (loss) gain arising during the period	(204.2)	0.7	(27.0)	(230.5)
Reclassification of net loss (gain) into earnings	—	1.1	(3.0)	(1.9)
Balance at December 31, 2014	$(190.9)	$(0.3)	$(38.7)	$(229.9)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into components of earnings (in millions):

		Year Ended December 31,
	Component of Earnings	2014	2013
Derivative instruments	Cost of goods sold	$0.6	$(5.5)
	Interest expense	0.6	0.6
	Loss on extinguishment of debt	0.5	0.4
	Income tax provision	(0.6)	1.1
	Net income or loss	$1.1	$(3.4)

Defined benefit plans	Selling, general and administrative expenses	$(5.3)	$2.1
	Income tax provision	2.3	(0.6)
	Net income or loss	$(3.0)	$1.5
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Year Ended December 31,
	2014	2013	2012
Derivative instruments:
Net unrealized income tax provision arising during the period	$(0.2)	$(0.9)	$(0.2)
Reclassification of net income tax (benefit) provision into earnings	(0.6)	1.1	(1.9)
Defined benefit plans:
Net unrealized income tax benefit (provision) arising during the period	10.1	(4.4)	2.7
Reclassification of net income tax provision (benefit) into earnings	2.3	(0.6)	(0.2)

(21)	Related Party Transactions
Management Services Agreement
Prior to the completion of the IPO, we were party to a management services agreement with affiliates of the Sponsors (the “Management Services Agreement”). Pursuant to the Management Services Agreement, the Sponsors provided the Company with management, consulting, financial, board-level and other advisory services for an annual fee of $2.0 million. Our Sponsors agreed to terminate this agreement on October 7, 2014 in connection with the IPO. As a result of the termination, we expect to pay additional fees to our Board of Directors of $0.3 million annually.
Due to VWR Holdings — ITRA
On October 7, 2014, we entered into an ITRA with VWR Holdings. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of the utilizing net operating losses that were generated in periods prior to the IPO. As noted previously, our Sponsors own a controlling interest in VWR Holdings. At December 31, 2014, we reported a liability of $172.9 million due to VWR Holdings related to the ITRA.
The timing of payments under the ITRA correspond to the beginning of the year in which the net operating loss carryforwards will be claimed on our tax return. We expect to make our first payment under the ITRA of $9.8 million in March 2015, which is presented within other current liabilities on our consolidated balance sheet.
Registration Rights Agreement
On October 7, 2014, we entered into a registration rights agreement with VWR Holdings that could require us to pay registration costs in future periods. See Note 13.

(22)	Risks and Uncertainties
Testing Goodwill and Other Intangible Assets for Impairment
On October 1 of each year, we perform annual impairment testing of our goodwill, the VWR tradename and our other indefinite-lived intangible assets. The impairment testing requires us to estimate the fair value of these assets, which requires significant judgment from management.
We experienced growth across our business in 2014 and experienced a number of favorable trends in our business, which generally caused us to increase the projected cash flows of our reporting units and generally resulted in increases to the fair value of our goodwill and our indefinite-lived intangible assets compared to prior periods. However, future changes in our estimates or judgments could reduce our fair value measurements, which could in turn result in an impairment charge. For example, our expected net sales, cash flow performance or market conditions could be adversely affected due to, among other things, negative macroeconomic or industry-specific factors. In 2011 and 2010, we recognized impairment charges of $3.3 million and $48.1 million, respectively, related primarily to factors specific to the science education industry, while in 2008, we recognized impairment charges of $392.1 million related primarily to macroeconomic factors. We could also experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly-traded companies, a decline in the trading price of our common stock or control premiums derived from market transactions.
At October 1, 2014, the estimated fair value of the VWR tradename, which comprises substantially all of our indefinite-lived intangible assets, exceeded its carrying value by $189.3 million, and the estimated fair values of goodwill attributable to our US Lab, Emerging Businesses and EMEA-APAC reporting units exceeded their carrying values by $453.8 million, $62.3 million and $1,176.7 million, respectively.

Significant Relationships
In 2014, our largest supplier, Merck KGaA and its affiliates (“Merck KGaA”), supplied products to us that accounted for approximately 9% of our consolidated net sales, approximately 4% of our net sales in the Americas and approximately 17% of our net sales in EMEA-APAC. In April 2014, we began operating under new, non-exclusive chemical distribution agreements with Merck KGaA that extend through December 2018. These new agreements cover a portion of our overall sales of products from Merck KGaA in Europe. The economics of these new agreements are less favorable to us than our previous agreements. Merck KGaA has the right to terminate these agreements if certain events occur.
Foreign Currency Translation
Recently, spot rates for the euro, the British pound sterling and the Canadian dollar have weakened compared to the U.S. dollar. For example, the average euro exchange rate for the first quarter of 2014 was $1.37 = €1.00, whereas the euro exchange rate at February 27, 2015 was $1.12 = €1.00, an 18.2% decline. The weakening of these foreign currency exchange rates could impact us in 2015 as follows:

•
It would have a negative impact on the reported results of our foreign-denominated operations proportional to the decline in the applicable foreign currency exchange rates. Of our total net sales for the year ended December 31, 2014, approximately one-half were foreign-denominated.

•
It would have a negative impact on the reported value of our foreign-denominated net assets proportional to the decline in the applicable foreign currency exchange rates. Of our total assets for the year ended December 31, 2014, approximately one-half were foreign-denominated. In order to partially offset our exposure to these recent changes, in January 2015 we borrowed €88.5 million under our euro-denominated credit facilities to repay $101.2 million of borrowings under our U.S. denominated credit facilities.

We are not able to predict the impact that changes in currency exchange rates will have on our operating results, but their impact could be significant. Because any such changes would not require cash settlement in the near-term, we have determined not to hedge these risks through derivative contracts.

(23)	Segment Financial Information
We report financial results on the basis of two reportable segments organized by geographic region: the Americas and EMEA-APAC. Both the Americas and EMEA-APAC segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the pharmaceutical, biotechnology, agricultural, chemical, environmental, food and beverage, health care, microelectronic and petrochemical industries, as well as governmental agencies, universities and research institutes and environmental organizations.
We are comprised of three operating segments: (i) US Lab; (ii) Emerging Businesses; and (iii) EMEA-APAC. Our operating segments are differentiated by geographic dispersion, which corresponds to the manner in which our chief operating decision maker evaluates performance. We present two reportable segments because we have aggregated US Lab and Emerging Businesses into the Americas reportable segment due to their high degree of economic similarity.
Corporate costs are managed centrally and attributed to the Americas segment.

The following tables present reportable segment financial information (in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales:
Americas	$2,430.1	$2,352.7	$2,400.9
EMEA-APAC	1,945.2	1,835.1	1,728.5
Total	$4,375.3	$4,187.8	$4,129.4
Operating income:
Americas	$141.0	$115.8	$123.2
EMEA-APAC	176.9	138.2	128.8
Total	$317.9	$254.0	$252.0
Capital expenditures:
Americas	$22.2	$22.9	$38.6
EMEA-APAC	11.4	22.4	13.2
Total	$33.6	$45.3	$51.8
Depreciation and amortization:
Americas	$77.8	$75.1	$75.2
EMEA-APAC	51.5	54.9	50.7
Total	$129.3	$130.0	$125.9

	December 31,
	2014	2013
Total assets:
Americas	$2,906.0	$2,874.9
EMEA-APAC	2,082.8	2,334.1
Total	$4,988.8	$5,209.0
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.
We determined that disclosing the amount of revenues from external customers for each group of similar products and services would be impracticable.
The following tables present net sales and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales:
United States	$2,188.2	$2,077.7	$2,117.5
International	2,187.1	2,110.1	2,011.9
Total	$4,375.3	$4,187.8	$4,129.4

	December 31,
	2014	2013
Long-lived assets:
United States	$133.1	$135.4
International	98.4	112.2
Total	$231.5	$247.6

(24)	Unaudited Quarterly Financial Information
The following tables present unaudited quarterly financial information (in millions, except per share data):

	2014 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$1,056.6	$1,102.7	$1,114.4	$1,101.6
Gross profit	312.6	311.3	310.5	309.0
Net income	17.4	16.6	69.8	48.8
Earnings per share:
Basic	50.00	40.00	0.97	0.38
Diluted	50.00	40.00	0.97	0.38

	2013 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$1,024.3	$1,049.0	$1,055.2	$1,059.3
Gross profit	297.5	295.6	298.2	305.0
Net income (loss)	22.1	(3.6)	(13.5)	9.1
Earnings (loss) per share:
Basic	106.00	(156.00)	(256.00)	(32.00)
Diluted	106.00	(156.00)	(256.00)	(32.00)

(25)	Unaudited Pro Forma Statement of Operations
The following unaudited pro forma consolidated statement of operations presents our estimates of the financial effects that the Transactions (see Note 13) would have had on our historical statement of operations for the year ended December 31, 2014, had the Transactions occurred on January 1, 2014.
The unaudited pro forma consolidated statement of operations should not be considered indicative of actual results that would have been achieved had the Transactions actually occurred on January 1, 2014, and does not purport to indicate the consolidated results of operations for any future period.

Unaudited Pro Forma Statement of Operations
(in millions, except per share data)

	Year Ended December 31, 2014
	Historical	Pro Forma Adjustments		Pro Forma
Net sales	$4,375.3	$—		$4,375.3
Cost of goods sold	3,131.9	—		3,131.9
Gross profit	1,243.4	—		1,243.4
Selling, general and administrative expenses	925.5	2.1	(A)	927.6
Operating income	317.9	(2.1)		315.8
Interest expense	(167.2)	47.2	(B)	(120.0)
Interest income	0.9	—		0.9
Other income (expense), net	90.9	(14.6)	(C)	76.3
Loss on extinguishment of debt	(5.1)	5.1	(D)	—
Income before income taxes	237.4	35.6		273.0
Income tax provision	(84.8)	(12.7)	(E)	(97.5)
Net income	152.6	22.9		175.5
Accretion of dividends on redeemable convertible preferred stock	(29.4)	29.4	(F)	—
Net income applicable to common stockholders	$123.2	$52.3		$175.5

Earnings per share:
Basic	$2.50	$(1.16)		$1.34
Diluted	2.49	(1.16)		1.33
Weighted average shares outstanding:
Basic	49.3	82.1	(G)	131.4
Diluted	49.5	82.3	(G)	131.8

(A)
Reflects: (i) additional share-based compensation expense of $3.3 million for stock options granted in connection with the IPO on October 1, 2014; and (ii) an expected $0.3 million increase in fees payable to the Board of Directors, net of (iii) the elimination of $1.5 million of fees under the Management Services Agreement, which was terminated in connection with the IPO.

(B)	Reflects the elimination of historical interest expense related to the Subordinated Notes, which were redeemed using net proceeds from the IPO and the Additional Sale.

(C)	Reflects the elimination of the historical net unrealized exchange gain relating to euro-denominated Subordinated Notes that were redeemed in connection with the IPO.

(D)
Reflects the elimination of unamortized deferred financing costs that were written off in connection with the redemption of the Subordinated Notes, as this charge will not have an ongoing impact on our financial results.

(E)	Represents the income tax effect resulting from the pro forma adjustments using the effective income tax rate 35.7%.

(F)	Reflects the elimination of historical accrued but unpaid dividends on our redeemable convertible preferred stock, all of which was exchanged for shares of common stock on July 31, 2014.

(G)
Weighted average shares outstanding, basic, has been adjusted to equal the 131.4 million shares of common stock outstanding at December 31, 2014. Weighted average shares outstanding, diluted, includes an additional 0.4 million shares from the assumed exercise of stock options outstanding at December 31, 2014, net of common shares assumed repurchased using the proceeds from the exercise. This calculation assumes that such stock options were outstanding for entire year ended December 31, 2014 and that the average market price of our common stock for such period was the same it was for the three months ended December 31, 2014.

(26)	Condensed Parent Company-Only Financial Statements
Our sole direct subsidiary, VWR Funding, is a party to the Senior Credit Agreement and the indentures governing the Senior Notes (together, the “Loan Agreements”). The Loan Agreements restrict the ability of VWR Funding from paying dividends or making distributions to us, as further described in Note 9, subject to certain limited exceptions. As of December 31, 2014, approximately $1,339.7 million of our consolidated net assets, which exclude total redeemable equity, were held by VWR Funding. Such net assets are restricted from being transferred to us in the form of loans, advances or cash dividends except as permitted pursuant to the Loan Agreements.
The following condensed financial statements present our financial position at December 31, 2014 and 2013 and our results of operations and cash flows for each of the three years in the period ended December 31, 2014, on a parent company-only basis.
In the parent company-only financial statements, our investment in VWR Funding is stated at cost plus equity in undistributed earnings of the subsidiary since the date of formation. Our share of VWR Funding’s net income is recorded as equity in earnings of unconsolidated subsidiaries. The parent company-only financial statements should be read in conjunction with our consolidated financial statements.
Condensed Parent Company-Only Balance Sheets
(in millions, except per share data)

	December 31,
	2014	2013
Assets
Investment in unconsolidated subsidiaries	$1,564.0	$1,097.8
Total assets	$1,564.0	$1,097.8
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Due to VWR Holdings — current portion of ITRA	$9.8	$—
Other current liabilities	—	1.4
Total current liabilities	9.8	1.4
Due to VWR Holdings — ITRA, net of current portion	163.1	—
Total liabilities	172.9	1.4
Redeemable equity:
Redeemable convertible preferred stock, at redemption value, $0.01 par value; zero and 1.5 shares authorized, zero and 0.4 shares issued and outstanding	—	629.5
Redeemable equity units of parent, at redemption value	51.4	41.1
Total redeemable equity	51.4	670.6
Stockholder equity:
Preferred stock, $0.01 par value; 50.0 and zero shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 750.0 and 0.1 shares authorized, 131.4 and 0.1 shares issued and outstanding	1.3	—
Additional paid-in capital	1,716.3	723.9
Accumulated deficit	(148.0)	(300.6)
Accumulated other comprehensive (loss) income	(229.9)	2.5
Total stockholder equity	1,339.7	425.8
Total liabilities, redeemable equity and stockholder equity	$1,564.0	$1,097.8

Condensed Parent Company-Only Statements of Operations
(in millions)

	Year Ended December 31,
	2014	2013	2012
Equity in earnings of unconsolidated subsidiaries, net of tax	$152.6	$14.1	$3.8
Net income	152.6	14.1	3.8
Accretion of dividends on redeemable convertible preferred stock	(29.4)	(47.9)	(45.5)
Net income (loss) applicable to common stockholders	$123.2	$(33.8)	$(41.7)
Condensed Parent Company-Only Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$152.6	$14.1	$3.8
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of unconsolidated subsidiaries, net of tax	(152.6)	(14.1)	(3.8)
Net cash from operating activities	—	—	—
Net cash from investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts	582.6	—	—
Proceeds from equity incentive plans of parent	—	1.4	0.4
Payment of stock issuance costs	(4.8)	—	—
Capital contributed to unconsolidated subsidiaries	(577.8)	(1.4)	(0.4)
Receipt of dividends from unconsolidated subsidiaries	33.9	6.3	16.1
Payment of dividends to VWR Holdings	(25.0)	—	—
Repurchases of redeemable convertible preferred stock	(8.9)	(6.3)	(16.1)
Net cash from financing activities	—	—	—
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents beginning of period	—	—	—
Cash and cash equivalents end of period	$—	$—	$—

(27)	Valuation and Qualifying Accounts
The following table presents changes to our valuation and qualifying accounts (in millions):

	Balance at Beginning of Year	Charged to Income	Foreign Currency Translation Adjustment	Increases to (Deductions from) Reserves	Balance at End of Year
Year ended December 31, 2014:
Allowance for doubtful receivables(1)	$14.8	$2.4	$(0.8)	$(4.2)	$12.2
Valuation allowances on deferred taxes(2)	119.3	5.6	(11.8)	(3.1)	110.0
Year ended December 31, 2013:
Allowance for doubtful receivables(1)	14.4	0.1	0.3	—	14.8
Valuation allowances on deferred taxes(2)	95.4	12.5	4.0	7.4	119.3
Year ended December 31, 2012:
Allowance for doubtful receivables(1)	10.5	4.0	0.6	(0.7)	14.4
Valuation allowances on deferred taxes(2)	79.7	4.5	0.7	10.5	95.4

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases to (deductions from) reserves relate to the net establishment (reversal) of valuation allowances primarily related to intercompany transactions, foreign taxes and state net operating losses.