Form 10-Q
period 2015-06-30
VWR Corp
filed 2015-08-12
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non‑accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
On August 7, 2015, 131,358,700 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2015

i

Glossary of Commonly Used Terms

Term	Description
the Company, we, us, our	VWR Corporation and its consolidated subsidiaries
4.625% Senior Notes	4.625% unsecured senior notes due 2022
7.25% Senior Notes	7.25% unsecured senior notes due 2017
Adjusted EBITDA*	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted EBITDA margin*	the ratio of Adjusted EBITDA to net sales
Adjusted EPS*	our Adjusted Net Income divided by diluted weighted average shares outstanding, normalized for the shares issued in our IPO
Adjusted Net Income*	our net income or loss adjusted for certain items
Americas	a geographically-defined reportable segment covering North, Central and South America
Annual Report	our Annual Report on Form 10-K filed with the SEC on March 4, 2015
A/R Facility	an accounts receivable securitization facility due 2018
Biopharma	the combination of the pharmaceutical and biotechnology sectors
EMEA-APAC	a geographically-defined reportable segment covering Europe, Middle East, Africa and Asia-Pacific
GAAP	United States generally accepted accounting principles
IPO	our initial public offering, which occurred on October 1, 2014 and closed on October 7, 2014
ITRA	the income tax receivable agreement with VWR Holdings
LTM Adjusted EBITDA*	our Adjusted EBITDA over the most recent twelve-month period
Net Debt*	our indebtedness less cash and cash equivalents and compensating cash balance
Net Leverage*	the ratio of Net Debt to LTM Adjusted EBITDA
SEC	the United States Securities and Exchange Commission
Senior Credit Facility	a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility
SG&A expenses	selling, general and administrative expenses as defined by GAAP and SEC regulations
SG&A items	four items in SG&A expenses that are discussed in Part I, Item 2 of this report and contributed significantly to our prior period comparisons
Subordinated Notes	10.75% unsecured senior subordinated notes, which were redeemed in the fourth quarter of 2014
VWR Holdings	Varietal Distribution Holdings, LLC, our parent company

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

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$129.9	$118.0
Trade accounts receivable, net of reserves of $12.6 and $12.2	607.4	583.5
Other receivables	40.4	62.1
Inventories	398.7	394.5
Other current assets	47.9	44.5
Total current assets	1,224.3	1,202.6
Property and equipment, net	221.2	231.5
Goodwill	1,817.0	1,853.6
Other intangible assets, net	1,518.5	1,594.9
Other assets	111.7	106.2
Total assets	$4,892.7	$4,988.8
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$128.3	$95.3
Accounts payable	459.6	466.2
Employee-related liabilities	64.4	82.3
Other current liabilities	158.0	142.3
Total current liabilities	810.3	786.1
Debt and capital lease obligations, net of current portion	1,938.2	2,016.6
Due to VWR Holdings — ITRA, net of current portion	137.6	163.1
Deferred income tax liabilities	478.4	462.2
Other liabilities	174.4	169.7
Total liabilities	3,538.9	3,597.7
Commitments and contingencies (Note 8)
Redeemable equity, at redemption value	45.9	51.4
Stockholder equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.4 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,724.2	1,716.3
Accumulated deficit	(58.2)	(148.0)
Accumulated other comprehensive loss	(359.4)	(229.9)
Total stockholder equity	1,307.9	1,339.7
Total liabilities, redeemable equity and stockholder equity	$4,892.7	$4,988.8
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,081.2	$1,102.7	$2,110.8	$2,159.3
Cost of goods sold	782.7	791.4	1,521.1	1,535.4
Gross profit	298.5	311.3	589.7	623.9
Selling, general and administrative expenses	220.9	249.3	438.3	484.9
Operating income	77.6	62.0	151.4	139.0
Interest expense	(28.4)	(45.1)	(55.7)	(91.1)
Interest income	—	0.2	0.1	0.4
Other income (expense), net	(18.6)	8.3	51.7	5.2
Loss on extinguishment of debt	(0.6)	—	(2.4)	—
Income before income taxes	30.0	25.4	145.1	53.5
Income tax provision	(11.7)	(8.8)	(55.3)	(19.5)
Net income	18.3	16.6	89.8	34.0
Accretion of dividends on redeemable convertible preferred stock	—	(12.6)	—	(25.0)
Net income applicable to common stockholders	$18.3	$4.0	$89.8	$9.0

Earnings per share:
Basic	$0.14	$40.00	$0.68	$90.00
Diluted	0.14	40.00	0.68	90.00
Weighted average shares outstanding:
Basic	131.4	0.1	131.4	0.1
Diluted	132.1	0.1	132.0	0.1
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18.3	$16.6	$89.8	$34.0
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized gain (loss) arising during the period	35.8	(1.5)	(130.2)	(7.6)
Derivative instruments:
Net unrealized loss arising during the period	(0.9)	(0.3)	(0.8)	(0.9)
Reclassification of net loss into earnings	0.2	—	0.2	0.2
Defined benefit plans:
Net unrealized gain arising during the period	—	3.7	—	3.7
Reclassification of net loss (gain) into earnings	0.6	(4.2)	1.3	(3.9)
Other comprehensive income (loss)	35.7	(2.3)	(129.5)	(8.5)
Comprehensive income (loss)	$54.0	$14.3	$(39.7)	$25.5
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholder Equity (Unaudited)
(in millions)

		Stockholder Equity
	Redeemable Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
		Shares	Amount
Balance at December 31, 2014	$51.4	131.4	$1.3	$1,716.3	$(148.0)	$(229.9)	$1,339.7
Share-based compensation expense	—	—	—	2.4	—	—	2.4
Reclassifications to state redeemable equity at redemption value	(5.5)	—	—	5.5	—	—	5.5
Net income	—	—	—	—	89.8	—	89.8
Other comprehensive loss	—	—	—	—	—	(129.5)	(129.5)
Balance at June 30, 2015	$45.9	131.4	$1.3	$1,724.2	$(58.2)	$(359.4)	$1,307.9
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$89.8	$34.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.3	66.3
Net foreign currency remeasurement gain	(50.2)	(6.7)
Impairment charges	—	11.3
Share-based compensation expense	2.4	0.4
Amortization of debt issuance costs	2.8	3.7
Deferred income tax provision (benefit)	31.0	(8.6)
Loss on extinguishment of debt	2.4	—
Other, net	3.9	0.8
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(43.1)	(43.8)
Inventories	(12.0)	(20.2)
Accounts payable	6.0	19.7
Other assets and liabilities	2.8	11.6
Net cash provided by operating activities	97.1	68.5
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(44.6)	(28.1)
Capital expenditures	(16.5)	(15.1)
Other investing activities	1.9	—
Net cash used in investing activities	(59.2)	(43.2)
Cash flows from financing activities:
Proceeds from debt	1,188.9	362.0
Repayment of debt	(1,193.0)	(359.9)
Net change in bank overdrafts	(0.8)	(11.4)
Net change in compensating cash balance	2.5	8.9
Repurchases of redeemable equity	—	(7.5)
Payment to VWR Holdings under ITRA	(9.8)	—
Payment of debt issuance costs	(5.2)	(1.1)
Other financing activities	(2.3)	—
Net cash used in financing activities	(19.7)	(9.0)
Effect of exchange rate changes on cash	(6.3)	(0.3)
Net increase in cash and cash equivalents	11.9	16.0
Cash and cash equivalents at beginning of period	118.0	135.6
Cash and cash equivalents at end of period	$129.9	$151.6
Supplemental disclosures of cash flow information:
Cash paid for interest	$44.9	$84.5
Cash paid for income taxes, net	19.7	16.7
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Corporation, its subsidiaries and certain accounts of our parent company after the elimination of intercompany balances and transactions. The following describes our corporate organization at June 30, 2015 and the principles followed in consolidating our financial statements:

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

•
VWR Funding, Inc. and its wholly-owned subsidiaries (“VWR Funding”) — VWR Funding is our wholly-owned subsidiary and the primary issuer of our debt. VWR Funding’s debt agreements limit its ability to, among other things, pay dividends to us.

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive revenue recognition guidance. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning in the first quarter of 2018. The standard may be adopted using either a full retrospective or a modified retrospective approach. We are continuing to evaluate the impact of this pronouncement and the method by which we will adopt it.
In April 2015, the FASB issued new guidance about the presentation of debt issuance costs. Under the new guidance, deferred debt issuance costs will be presented on our balance sheet as a reduction to debt and capital lease obligations instead of as a component of other assets, as currently required by GAAP. The new guidance becomes effective for us beginning in the first quarter of 2016. We plan to adopt the standard for our consolidated financial statements for the fiscal year ended December 31, 2015. Had we adopted the new standard in the accompanying condensed consolidated financial statements, it would have caused us to reclassify $13.3 million and $12.4 million of deferred debt issuance costs from other assets to debt and capital lease obligations at June 30, 2015 and December 31, 2014, respectively.

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

The following table presents the reconciliation of the denominators of basic and diluted earnings or loss per share (in millions):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Weighted average shares outstanding, basic	131.4	131.4
Dilutive effect of stock options	0.7	0.6
Weighted average shares outstanding, diluted	132.1	132.0
For the three and six months ended June 30, 2015, the numerators of basic and diluted earnings or loss per share were the same because there were no expenses that would have been eliminated upon the assumed conversion of the stock options. For the three and six months ended June 30, 2014, the numerators and denominators of basic and diluted earnings or loss per share were the same because there were no instruments that could have been converted into common share during those periods. No convertible instruments were excluded from diluted EPS in any period on the basis that they were anti-dilutive to the calculation.

(4)	Acquisitions
We have acquired a number of businesses to broaden our product offerings and strengthen our market positions. The following list provides information about businesses we acquired since December 31, 2013 (collectively, the “Acquisitions”):

•	on May 1, 2015, we acquired Hichrom Limited and its subsidiaries (“Hichrom”), a UK-based chromatography column manufacturer and distributor;

•	on February 2, 2015, we acquired National Biochemicals Corporation (“NBC”), a domestic full service raw material manufacturer and supplier to the biochemical industry;

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

•	on June 1, 2014, we acquired a business, and in August 2014, we subsequently rescinded the purchase agreement, receiving a full refund of the purchase price; and

•
on March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom, Austria and Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments.

None of the Acquisitions had an individually material impact on our consolidated financial statements. The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under our credit facilities.
The results of NBC, Integra and STI have been included in our Americas segment, and the results of Hichrom and Klinipath have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment. The results of the disposed business were included in our Americas segment from June 1, 2014 through its disposition in August 2014.

The following table presents the components and allocation of the purchase price and the weighted average life of acquired amortizable intangible assets for the Acquisitions in the aggregate (in millions, except as indicated):

Six Months Ended June 30, 2015
Components of purchase price:
Cash paid, net of cash acquired	$44.6
Estimated fair value of contingent consideration	13.4
Deferred purchase price, net of (settlements)	(2.4)
Purchase price	$55.6
Allocation of purchase price:
Net tangible assets	$5.5
Identifiable intangible assets	16.9
Goodwill	33.2
Purchase price	$55.6

Weighted average life of acquired amortizable intangible assets	9.7 years
The purchase price for the Acquisitions was higher than the fair value of the acquired identifiable assets, resulting in goodwill, due to our expectations of the synergies that will be realized by combining the businesses with ours. During the six months ended June 30, 2015, we recorded goodwill of $16.1 million that we expect to be deductible for tax purposes. The purchase price allocations for the acquisitions of Hichrom and NBC are preliminary pending finalization of opening balance sheets and may be adjusted subsequently.
The acquisitions completed in 2015 contributed aggregate net sales of $4.9 million and $6.3 million and aggregate operating income of $0.7 million and $0.8 million for the three and six months ended June 30, 2015, respectively.
The following table presents unaudited supplemental pro forma financial information as if the Acquisitions, excluding the disposed business, had occurred as of January 1, 2014 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,082.5	$1,122.2	$2,116.6	$2,202.1
Net income	18.4	17.8	90.3	36.3
Earnings per share:
Basic	0.14	52.00	0.69	113.00
Diluted	0.14	52.00	0.68	113.00
These results do not purport to be indicative of our results of operations which actually would have resulted had the Acquisitions, excluding the disposed business, occurred on January 1, 2014, or of our future results of operations.

(5)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2014	$1,042.3	$811.3	$1,853.6
Acquisitions	16.1	17.1	33.2
Currency translation	(7.0)	(62.6)	(69.6)
Other	—	(0.2)	(0.2)
Balance at June 30, 2015	$1,051.4	$765.6	$1,817.0
The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,258.0	$206.6	$1,051.4	$1,248.9	$206.6	$1,042.3
EMEA-APAC	765.6	—	765.6	811.3	—	811.3
Total	$2,023.6	$206.6	$1,817.0	$2,060.2	$206.6	$1,853.6
The following table presents the components of other intangible assets (in millions):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,427.5	$554.1	$873.4	$1,456.9	$531.3	$925.6
Other	28.3	13.6	14.7	28.2	12.1	16.1
Total	1,455.8	567.7	888.1	1,485.1	543.4	941.7
Indefinite-lived intangible assets:
Trademarks and tradenames	630.4	—	630.4	653.2	—	653.2
Other intangible assets	$2,086.2	$567.7	$1,518.5	$2,138.3	$543.4	$1,594.9

(6)	Debt and Capital Lease Obligations
Debt and capital lease obligations consist of: (i) an accounts receivable securitization facility due 2018 (the “A/R Facility”); (ii) a senior secured credit facility consisting of term loans denominated in euros, a multi-currency revolving loan facility and, prior to their repayment in the second quarter of 2015, term loans denominated in U.S. dollars (collectively, the “Senior Credit Facility”); (iii) 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”); (iv) 4.625% unsecured senior notes due 2022 (the “4.625% Senior Notes”); (v) capital lease obligations; and (vi) other debt.
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
The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	June 30, 2015			December 31, 2014
	Interest Terms	Rate	Amount
A/R Facility	LIBOR plus 1.15%	1.34%	$99.0	$73.0
Senior Credit Facility:
Euro-denominated term loans	EURIBOR plus 3.50%	3.42%	627.8	686.7
U.S. dollar-denominated term loans			—	581.4
Multi-currency revolving loan facility	Various rates	2.76%	15.7	—
7.25% Senior Notes	Fixed rate	7.25%	750.0	750.0
4.625% Senior Notes, net of discount of $4.1	Fixed rate	4.63%	556.7	—
Capital lease obligations			14.5	15.9
Other debt			2.8	4.9
Debt and capital lease obligations			$2,066.5	$2,111.9

Current portion of debt and capital lease obligations			$128.3	$95.3
Debt and capital lease obligations, net of current portion			1,938.2	2,016.6
Debt and capital lease obligations			$2,066.5	$2,111.9
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
A/R Facility
At June 30, 2015, we had $61.8 million of available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (i) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $172.1 million, calculated as a percentage of eligible trade accounts receivable; less (ii) undrawn letters of credit outstanding of $11.3 million and (iii) outstanding borrowings of $99.0 million.
In May 2015, we amended the A/R Facility. The amendment extended the maturity date to May 18, 2018 and decreased the interest rate on borrowings to LIBOR plus 1.15% per annum. In connection with the amendment, we paid financing fees of $0.2 million during the three months ended June 30, 2015, which were deferred and are being recognized as interest expense through the maturity date.

Senior Credit Facility
At June 30, 2015, we had $218.6 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as: (i) the maximum borrowing capacity of $241.3 million, less (ii) undrawn letters of credit outstanding of $7.0 million and (iii) outstanding borrowings of $15.7 million.
Using a portion of the net proceeds from the issuance of the 4.625% Senior Notes (see below) and availability under our credit facilities, we repaid all of our U.S. dollar-denominated term loans during the first half of 2015. As a result, we incurred a loss on extinguishment of debt of $0.6 million and $2.4 million for the three and six months ended June 30, 2015, respectively, representing the write-off of unamortized deferred financing costs.
4.625% Senior Notes
In March 2015, we completed the private sale of €503.8 million of 4.625% Senior Notes due 2022. The notes were offered at an original issue discount of €3.8 million. We paid debt issuance costs of $5.0 million during the six months ended June 30, 2015 and accrued an additional $0.4 million of debt issuance costs at June 30, 2015. The original issue discount and the debt issuance costs were deferred and are being recognized as interest expense through the maturity date.
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
Guarantees
The obligations under the 4.625% Senior Notes are guaranteed, jointly and severally and fully and unconditionally, on a senior basis by each of our wholly-owned U.S. subsidiaries other than our U.S. foreign subsidiary holding companies (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ obligations under the guarantees of the notes are not secured by any of our assets, VWR Funding’s assets or the Subsidiary Guarantors’ assets.
Covenants
The indenture governing the 4.625% Senior Notes contains a number of customary affirmative and negative covenants. As of June 30, 2015, we were in compliance with the covenants under the indenture.
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

(7)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable, debt and capital lease obligations and an amount due to VWR Holdings. Our financial instruments are held or issued by a number of institutions, which reduces the risk of material non-performance, except for the amount due to VWR Holdings.
Assets and Liabilities for which Fair Value is Only Disclosed
The carrying amount of cash and cash equivalents is stated at its fair value, a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature and are Level 2 measurements.
The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
A/R Facility	$99.0	$99.0	$73.0	$73.0
Senior Credit Facility	643.5	645.5	1,268.1	1,256.5
7.25% Senior Notes	750.0	777.2	750.0	780.2
4.625% Senior Notes	556.7	541.9	—	—
The fair values of our primary debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded 7.25% Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations not included in the table above approximate fair value due to their primarily short-term nature and are Level 2 measurements.
At June 30, 2015 and December 31, 2014, the amount due to VWR Holdings under the ITRA (see Note 13) had a fair value of $130.0 million and $132.0 million, respectively, and a carrying amount of $163.1 million and $172.9 million, respectively. The fair value was estimated using a combination of observable and unobservable inputs using an income-based approach, a Level 3 measurement.
Recurring Fair Value Measurements with Significant Unobservable Inputs
The following table presents changes in recurring fair value measurements with significant unobservable inputs, which are Level 3 measurements (in millions):

Contingent Consideration
Balance at December 31, 2014	$11.6
Acquisitions	13.4
Changes to estimated fair value recognized as (income) loss in earnings	(0.2)
Settlements in cash	(2.3)
Currency translation	(0.2)
Balance at June 30, 2015	$22.3
Contingent Consideration
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. The fair value of contingent consideration was estimated using the average of probability-weighted potential earn-out payments specified in the purchase agreements, ranging from approximately $1 million to $24 million at June 30, 2015. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
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

Net Investment Hedging
In March 2015, we designated our euro-denominated 4.625% Senior Notes as a hedge protect a portion of our net investment in euro-denominated foreign operations from the impact of changes in the euro to U.S. dollar exchange rate (see Note 14). As a result of the hedge designation, the net foreign currency remeasurement gain or loss on the 4.625% Senior Notes, which otherwise would be recognized in earnings (see Note 10), is deferred as accumulated other comprehensive income or loss. That deferred net gain or loss equally offsets the net unrealized gain or loss that is recognized in other comprehensive income or loss from the translation of the hedged portion of our net investment in euro-denominated foreign operations. The hedge has no other impact to our financial position, financial performance or cash flows.
The following table presents the balance sheet classification and fair value of the hedging instrument, a Level 2 measurement (in millions):

	Balance Sheet Classification	June 30, 2015
4.625% Senior Notes	Debt and capital lease obligations, net of current portion	$541.9
The following table presents information about the net unrealized gain (loss) recognized in other comprehensive income as a result of net investment hedging (in millions):

	Description	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Euro-denominated net investment in foreign operations	Hedged item	$19.5	$22.2
4.625% Senior Notes	Hedging instrument	(19.5)	(22.2)
We determined that our hedge of the net investment was fully effective for the three and six months ended June 30, 2015, and no amounts were recognized in or reclassified to earnings.

(8)	Commitments and Contingencies
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
Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicitation and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.4 million as of June 30, 2015.
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
In June 2015, we incurred expenses pursuant to the registration rights agreement. See Note 13.

(9)	Benefit Plans
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
U.S. Retirement Plan
The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.9	2.2	3.8	4.6
Expected return on plan assets	(3.5)	(3.7)	(7.1)	(7.4)
Recognized net actuarial gain	—	(0.1)	—	(0.2)
Gain from partial settlement	—	(6.9)	—	(6.9)
Net periodic pension income	$(1.4)	$(8.3)	$(2.9)	$(9.5)
We made no contributions to the U.S. Retirement Plan during the six months ended June 30, 2015 and expect to make no contributions during the remainder of 2015.
German, French and UK Plans
The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	1.3	1.7	2.6	3.4
Expected return on plan assets	(1.2)	(1.5)	(2.4)	(2.9)
Recognized net actuarial loss	0.9	0.5	1.8	1.0
Net periodic pension cost	$1.4	$1.1	$2.8	$2.3
We made $0.1 million of contributions to the German, French and UK Plans during the six months ended June 30, 2015 and expect to make contributions of $0.7 million during the remainder of 2015.

(10)	Other Income (Expense), net
Other income (expense), net, consists primarily of foreign currency remeasurement gains and losses. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of that debt is reported in other income (expense), net each period, except for our 4.625% Senior Notes, which qualify as a hedge of our net investment in foreign operations (see Note 7). Such gains or losses are unrealized until repayment of the debt and relate to the weakening or strengthening, respectively, of the euro against the U.S. dollar.
The U.S. dollar has strengthened against most foreign currencies. For additional information, see Note 14.

(11)	Income Taxes
Since the year ended December 31, 2014, our effective tax rate has increased, reflecting a higher proportion of pretax income from jurisdictions with higher tax rates and the recognition of a non-recurring deferred charge of $1.4 million in the first quarter of 2015 related to an intercompany asset transfer.

(12)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income (loss), net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2014	$(190.9)	$(0.3)	$(38.7)	$(229.9)
Net unrealized loss arising during the period	(130.2)	(0.8)	—	(131.0)
Reclassification of net loss into earnings	—	0.2	1.3	1.5
Balance at June 30, 2015	$(321.1)	$(0.9)	$(37.4)	$(359.4)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivative instruments:
Cost of goods sold	$—	$—	$(0.4)	$0.2
Interest expense	0.1	0.1	0.2	0.3
Loss on extinguishment of debt	0.1	—	0.3	—
Income tax provision	—	(0.1)	0.1	(0.3)
Net income	$0.2	$—	$0.2	$0.2
Defined benefit plans:
Selling, general and administrative expenses	$0.9	$(6.8)	$1.9	$(6.4)
Income tax provision	(0.3)	2.6	(0.6)	2.5
Net income	$0.6	$(4.2)	$1.3	$(3.9)
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency translation:
Net unrealized income tax benefit arising during the period	$8.7	$—	$8.7	$—
Derivative instruments:
Net unrealized income tax benefit (provision) arising during the period	—	0.2	(0.1)	0.5
Reclassification of net income tax (benefit) provision into earnings	—	(0.1)	0.1	(0.3)
Defined benefit plans:
Net unrealized income tax provision arising during the period	—	(2.4)	—	(2.4)
Reclassification of net income tax (benefit) provision into earnings	(0.3)	2.6	(0.6)	2.5

(13)	Related Party Transactions
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
The timing of payments under the ITRA corresponds to the beginning of the year in which the net operating loss carryforwards are claimed on our tax return. We made a payment under the ITRA of $9.8 million in the first quarter of 2015. At June 30, 2015, the liability due to VWR Holdings under the ITRA was $163.1 million. We have included $25.5 million of the ITRA liability within other current liabilities, representing our estimate of the payment that will become due in the beginning of 2016 based on current forecasts.
Registration Rights Agreement
In the second quarter of 2015, VWR Holdings completed a registered sale of 18.4 million shares of our common stock. We received no proceeds from this sale and issued no additional shares of our common stock. Pursuant to our registration rights agreement with VWR Holdings (see Note 8), we incurred expenses of $0.9 million in connection with the registration and the sale of common stock.

(14)	Risks and Uncertainties
Strengthening of the U.S. Dollar
The U.S. dollar has strengthened against most foreign currencies. For example, since its month-end high in April 2014 of $1.39 = €1.00, the spot euro exchange rate has declined to $1.11 = €1.00 at June 30, 2015. Year-over-year, the average euro exchange rate was $1.37 = €1.00 for the second quarter of 2014 compared to $1.11 = €1.00 for the second quarter of 2015. Further strengthening of the U.S. dollar would impact us for the remainder of 2015 as follows:

•
It would have a negative impact on the reported results of our foreign-denominated operations proportional to the decline in the applicable foreign currency exchange rates. Of our total net sales for the year ended December 31, 2014, approximately one-half were foreign-denominated.

•
It would have a negative impact on the reported value of our foreign-denominated net assets proportional to the decline in the applicable foreign currency exchange rates. Of our total assets at December 31, 2014, approximately one-half were foreign-denominated.

In order to partially offset our exposure to these changes, in March 2015 we designated our 4.625% Senior Notes as a hedge of our net investment in euro-denominated foreign operations. See Note 7.
We are not able to predict the impact that future changes in currency exchange rates may have on our operating results, but their impact could be significant.

(15)	Segment Financial Information
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
Beginning January 1, 2015, we are comprised of two operating segments: Americas and EMEA-APAC. Previously, we had a third operating segment, Emerging Businesses, which is now part of the Americas. We changed our operating segments to align with our new basis of managing the business. Our operating segments are now the same as our reportable segments.
Corporate costs are managed centrally and attributed to the Americas segment.

The following table presents segment financial information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Americas	$651.8	$614.8	$1,257.1	$1,183.2
EMEA-APAC	429.4	487.9	853.7	976.1
Total	$1,081.2	$1,102.7	$2,110.8	$2,159.3
Operating income:
Americas	$41.2	$22.5	$76.9	$52.1
EMEA-APAC	36.4	39.5	74.5	86.9
Total	$77.6	$62.0	$151.4	$139.0
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Trends and Key Factors Affecting our Performance and Financial Condition
Certain trends and key factors have affected our recent operating results and may continue to affect our performance and financial condition in future periods.
Debt Refinancing
During the six months ended June 30, 2015, we completed a number of refinancing activities that extended the maturity of our debt and lowered our rates of interest.
In March 2015, we completed the private sale of €503.8 million of 4.625% Senior Notes due 2022. The notes were offered at an original issue discount of €3.8 million. We paid debt issuance costs of $5.0 million during the six months ended June 30, 2015 and accrued an additional $0.4 million of debt issuance costs at June 30, 2015. The original issue discount and the debt issuance costs were deferred and are being recognized as interest expense through the maturity date.
In May 2015, we amended the A/R Facility. The amendment extended the maturity date to May 18, 2018 and decreased the interest rate on borrowings to LIBOR plus 1.15% per annum. In connection with the amendment, we paid financing fees of $0.2 million during the three months ended June 30, 2015, which were deferred and are being recognized as interest expense through the maturity date.
Using a portion of the net proceeds from the issuance of the 4.625% Senior Notes and availability under our credit facilities, we repaid all of our U.S. dollar-denominated term loans during the first half of 2015. As a result, we incurred a loss on extinguishment of debt of $0.6 million and $2.4 million for the three and six months ended June 30, 2015, respectively, representing the write-off of unamortized deferred financing costs.
Should interest rates remain at or near current levels, we anticipate refinancing and extending our Senior Credit Facility and our 7.25% Senior Notes in the second half of 2015. This has the potential to significantly lower our interest expense in future periods.
Strengthening of the U.S. Dollar
The U.S. dollar has strengthened against most foreign currencies. For example, since its month-end high in April 2014 of $1.39 = €1.00, the spot euro exchange rate has declined to $1.11 = €1.00 at June 30, 2015. Year-over-year, the average euro exchange rate was $1.37 = €1.00 for the second quarter of 2014 compared to $1.11 = €1.00 for the second quarter of 2015. Further strengthening of the U.S. dollar would impact us for the remainder of 2015 as follows:

•
It would have a negative impact on the reported results of our foreign-denominated operations proportional to the decline in the applicable foreign currency exchange rates. Of our total net sales for the year ended December 31, 2014, approximately one-half were foreign-denominated.

•
It would have a negative impact on the reported value of our foreign-denominated net assets proportional to the decline in the applicable foreign currency exchange rates. Of our total assets at December 31, 2014, approximately one-half were foreign-denominated.

In order to partially offset our exposure to these changes, in March 2015 we designated our 4.625% Senior Notes as a hedge of our net investment in euro-denominated foreign operations.
We are not able to predict the impact that future changes in currency exchange rates may have on our operating results, but their impact could be significant.
Acquisitions
On May 1, 2015, we acquired Hichrom Limited and its subsidiaries, a UK-based chromatography column manufacturer and distributor.
On February 2, 2015, we acquired National Biochemicals Corporation, a domestic full service raw material manufacturer and supplier to the biochemical industry.

Key Indicators of Performance and Financial Condition
To evaluate our performance, we monitor a number of key indicators of our performance and financial condition as follows:

•	Net sales, operating income and operating income margin, which we discuss on both a consolidated and reportable segment basis in the section entitled “Results of Operations;”

•	Gross margin and net income or loss, which we discuss on a consolidated basis in the section entitled “Results of Operations;”

•
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted EPS, which are non-GAAP financial measurements and key performance indicators used by our investors, creditors and management to measure and evaluate our operating performance. A reconciliation Adjusted Net Income and Adjusted EBITDA from net income or loss, the most directly comparable GAAP-based financial measurement, the calculations of Adjusted EBITDA margin and Adjusted EPS and our discussion and analysis of changes therein are included at the end of the section entitled “Results of Operations” under the subheading “Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted EPS.”

Beginning in the first quarter of 2015, we changed our calculations of Adjusted Net Income and Adjusted EPS so that they include share-based compensation expense. Adjusted EBITDA and Adjusted EBITDA margin continue to exclude share-based compensation expense;

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

Results of Operations
This discussion and analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results for the three and six months ended June 30, 2015 and 2014. We have derived this data from our condensed consolidated financial statements included elsewhere in this report.
The following table presents a summary of our results of operations (dollars in millions, except per share data):

	Three Months Ended June 30,		Reported Change		Six Months Ended June 30,		Reported Change
	2015	2014	Amount	%	2015	2014	Amount	%
Net sales	$1,081.2	$1,102.7	$(21.5)	(1.9)%	$2,110.8	$2,159.3	$(48.5)	(2.2)%
Operating income	77.6	62.0	15.6	25.2%	151.4	139.0	12.4	8.9%
Net income	18.3	16.6	1.7	10.2%	89.8	34.0	55.8	**
Adjusted EBITDA*	110.4	105.3	5.1	4.8%	217.2	217.0	0.2	0.1%
Adjusted Net Income*	44.4	32.1	12.3	38.3%	88.2	68.5	19.7	28.8%

Gross margin	27.6%	28.2%	(60)	basis points	27.9%	28.9%	(100)	basis points
Operating income margin	7.2%	5.6%	160	basis points	7.2%	6.4%	80	basis points
Adjusted EBITDA margin*	10.2%	9.5%	70	basis points	10.3%	10.0%	30	basis points

Adjusted EPS*	$0.34	$0.24	$0.10	41.7%	$0.67	$0.52	$0.15	28.8%

*
Denotes non-GAAP financial measurements. See “Key Indicators of Performance and Financial Condition” above for more information, including where to find reconciliations to the most directly comparable GAAP-based financial measurements.

**	Not meaningful
The following summarizes our 2015 results of operations as compared to prior periods:

•
The strength of the U.S. dollar continued to negatively impact our reported results, while new acquisitions continued to benefit our reported results. Excluding currency effects and recent acquisitions, our comparable net sales, comparable operating income and comparable Adjusted EBITDA each increased.

•
We experienced comparable net sales growth in both segments. The Americas experienced its fifth consecutive quarter of year-over-year comparable net sales growth in the second quarter of 2015, reflecting continuing strength in Biopharma, operating leverage from infrastructure investments and our shift to a more customer-focused strategy. EMEA-APAC comparable net sales growth trends increased in the second quarter of 2015 following the passage of Easter and reflected strength in Biopharma and more purchases of integrated procurement services and other specialized offerings by our largest customers.

•
Four items in SG&A expenses (the “SG&A items”) contributed significantly to our prior period comparisons: (i) the second quarter of 2014 included an $11.3 million impairment charge related to a business disposal in the Americas; (ii) the first quarter of 2015 included $1.4 million of legacy facility exit charges in the Americas; and the second quarter of 2015 included (iii) $0.9 million of equity offering costs in the Americas and (iv) a $0.2 million non-cash gain on the settlement of contingent consideration in EMEA-APAC.

•
When excluding the impact of the SG&A items, comparable operating income and comparable Adjusted EBITDA increased as a result of the leverage of our comparable net sales growth on a scalable cost base. These increases more than offset declines to our gross margin caused by a less favorable product sales mix in the 2015 periods and changes to our supply agreements with Merck KGaA in April 2014, which negatively impacted the year-to-date comparison.

•
Adjusted Net Income and Adjusted EPS grew by double-digit rates as a result of operating income growth and reductions to interest expense, the latter caused primarily by the repayment of our Subordinated Notes using a portion of the net proceeds from our IPO. In March 2015, we took advantage of a favorable interest rate environment in Europe to issue new unsecured senior notes, and in May 2015 we refinanced our A/R Facility at a lower interest rate. Should interest rates remain at or near current levels, we anticipate refinancing and extending our Senior Credit Facility and our 7.25% Senior Notes in the second half of 2015. This has the potential to significantly lower our interest expense in future periods.

•
Net income for the six months ended June 30, 2015 also benefited from the remeasurement of certain of our euro-denominated debt, the carrying value of which decreased significantly with the strengthening of the U.S. dollar. In order to partially offset our exposure to these changes, in March 2015 we designated our 4.625% Senior Notes as a hedge of our net investment in euro-denominated foreign operations.

Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

	Three Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Americas	$651.8	$614.8	$37.0	6.0%	$(7.9)	$16.2	$28.7	4.7%
EMEA-APAC	429.4	487.9	(58.5)	(12.0)%	(87.4)	6.2	22.7	4.7%
Total	$1,081.2	$1,102.7	$(21.5)	(1.9)%	$(95.3)	$22.4	$51.4	4.7%

	Six Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Americas	$1,257.1	$1,183.2	$73.9	6.2%	$(15.5)	$31.8	$57.6	4.9%
EMEA-APAC	853.7	976.1	(122.4)	(12.5)%	(167.5)	12.9	32.2	3.3%
Total	$2,110.8	$2,159.3	$(48.5)	(2.2)%	$(183.0)	$44.7	$89.8	4.2%
Net sales from comparable operations for the three and six months ended June 30, 2015 increased $51.4 million or 4.7% and increased $89.8 million or 4.2%, respectively, compared to prior periods. Growth in our comparable net sales was driven by improved performance in both segments, reflecting continued strength in Biopharma and increased growth levels in EMEA-APAC in the second quarter of 2015.
Net sales from comparable operations in our Americas segment for the three and six months ended June 30, 2015 increased $28.7 million or 4.7% and increased $57.6 million or 4.9%, respectively, compared to prior periods. Exclusive of foreign currency changes, net sales by customer group for the three and six months ended June 30, 2015 were as follows: (i) Biopharma customers increased by double-digit rates; (ii) healthcare, educational and governmental customers each increased by mid single-digit rates; and (iii) industrial customers decreased by mid single-digit rates. Exclusive of foreign currency changes, net sales by product group for the three and six months ended June 30, 2015 were as follows: (i) consumables, excluding chemicals, increased by mid single-digit rates; (ii) chemicals increased by double-digit rates; and (iii) durable goods increased by high single-digit rates.
Net sales from comparable operations in our EMEA-APAC segment for the three and six months ended June 30, 2015 increased $22.7 million or 4.7% and increased $32.2 million or 3.3%, respectively, compared to prior periods. Exclusive of foreign currency changes, net sales by customer group for the three and six months ended June 30, 2015 were as follows: (i) Biopharma customers increased by high single-digit to double-digit rates; (ii) healthcare customers increased by mid single-digit rates; (iii) educational customers decreased by low single-digit rates; (iv) governmental customers decreased by mid single-digit rates; and (v) industrial customers increased by low single-digit rates. Exclusive of foreign currency changes, net sales by product group for the three and six months ended June 30, 2015 were as follows: (i) consumables, excluding chemicals, increased by mid single-digit rates; and (ii) chemicals and durable goods each increased by low single-digit rates.

Gross Profit
The following table presents gross profit, gross margin and changes therein (dollars in millions):

	Three Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$298.5	$311.3	$(12.8)	(4.1)%	$(29.4)	$9.0	$7.6	2.4%
Gross margin	27.6%	28.2%	(60)	basis points			(60)	basis points

	Six Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$589.7	$623.9	$(34.2)	(5.5)%	$(57.0)	$17.4	$5.4	0.9%
Gross margin	27.9%	28.9%	(100)	basis points			(90)	basis points
Gross profit from comparable operations for the three and six months ended June 30, 2015 increased $7.6 million or 2.4% and increased $5.4 million or 0.9%, respectively, compared to prior periods. The increases were caused by our comparable net sales growth, which was partially offset by declines in gross margin.
Gross margin from comparable operations for the three and six months ended June 30, 2015 decreased 60 basis points and decreased 90 basis points, respectively, compared to prior periods. The decreases were mainly caused by a less favorable product sales mix in the 2015 periods and changes to our supply agreements with Merck KGaA in April 2014, which negatively impacted the year-to-date comparison.
SG&A Expenses
The following table presents SG&A expenses, SG&A expenses as a percentage of net sales and changes therein (dollars in millions):

	Three Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$220.9	$249.3	$(28.4)	(11.4)%	$(22.1)	$6.2	$(12.5)	(5.0)%
SG&A expenses as a percentage of net sales	20.4%	22.6%	(220)	basis points			(210)	basis points

	Six Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$438.3	$484.9	$(46.6)	(9.6)%	$(42.4)	$12.3	$(16.5)	(3.4)%
SG&A expenses as a percentage of net sales	20.8%	22.5%	(170)	basis points			(170)	basis points
SG&A expenses from comparable operations for the three and six months ended June 30, 2015 decreased $12.5 million or 5.0% and decreased $16.5 million or 3.4%, respectively, compared to prior periods. In addition to the SG&A items discussed previously, the remaining net decreases to SG&A expenses were mainly the result of lower overall personnel costs in the 2015 periods partially offset by (i) a gain on the partial settlement of our U.S. Retirement Plan in the 2014 periods and (ii) increases in share-based compensation expense of $1.1 million and $2.0 million for the three and six months ended June 30, 2015, respectively.

Operating Income
The following table presents operating income, operating income margin and changes therein by reportable segment (dollars in millions):

	Three Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Operating income:
Americas	$41.2	$22.5	$18.7	83.1%	$—	$2.3	$16.4	72.9%
EMEA-APAC	36.4	39.5	(3.1)	(7.8)%	(7.3)	0.5	3.7	9.4%
Total	$77.6	$62.0	$15.6	25.2%	$(7.3)	$2.8	$20.1	32.4%
Operating income margin:
Americas	6.3%	3.7%	260	basis points			230	basis points
EMEA-APAC	8.5%	8.1%	40	basis points			40	basis points
Total	7.2%	5.6%	160	basis points			150	basis points

	Six Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Operating income:
Americas	$76.9	$52.1	$24.8	47.6%	$—	$4.3	$20.5	39.3%
EMEA-APAC	74.5	86.9	(12.4)	(14.3)%	(14.6)	0.8	1.4	1.6%
Total	$151.4	$139.0	$12.4	8.9%	$(14.6)	$5.1	$21.9	15.8%
Operating income margin:
Americas	6.1%	4.4%	170	basis points			150	basis points
EMEA-APAC	8.7%	8.9%	(20)	basis points			(10)	basis points
Total	7.2%	6.4%	80	basis points			80	basis points
Operating income from comparable operations for the three and six months ended June 30, 2015 increased $20.1 million or 32.4% and increased $21.9 million or 15.8%, respectively, compared to prior periods. Operating income margin from comparable operations for those same periods increased 150 basis points and increased 80 basis points, respectively. Excluding the SG&A items discussed previously, operating income margin from comparable operations for the three and six months ended June 30, 2015 increased 60 basis points and increased 20 basis points, respectively, compared to prior periods.
Operating income from comparable operations in our Americas segment for the three and six months ended June 30, 2015 increased $16.4 million or 72.9% and increased $20.5 million or 39.3%, respectively, compared to prior periods. Operating income margin from comparable operations for those same periods increased 230 basis points and increased 150 basis points, respectively. Excluding the SG&A items discussed previously that pertain to the Americas, operating income margin from comparable operations for the three and six months ended June 30, 2015 increased 70 basis points and increased 60 basis points, respectively, reflecting the leverage of comparable net sales growth on a scalable cost base.
Operating income from comparable operations in our EMEA-APAC segment for the three and six months ended June 30, 2015 increased $3.7 million or 9.4% and increased $1.4 million or 1.6%, respectively, compared to prior periods. Operating income margin from comparable operations for those same periods increased 40 basis points and decreased 10 basis points, respectively. Excluding the SG&A item discussed previously that pertains to EMEA-APAC, operating income margin from comparable operations for the three and six months ended June 30, 2015 increased 30 basis points and decreased 20 basis points, respectively, reflecting comparable net sales growth and cost control initiatives in the 2015 periods, which were more than offset in the six-month period by the changes to our agreements with Merck KGaA.

Interest Expense, Net of Interest Income
For the three months ended June 30, 2015 and 2014, interest expense, net of interest income, was $28.4 million and $44.9 million, respectively, a decrease of $16.5 million or 36.7%. For the six months ended June 30, 2015 and 2014, interest expense, net of interest income, was $55.6 million and $90.7 million, respectively, a decrease of $35.1 million or 38.7%. Net interest expense decreased primarily as a result of the fourth quarter 2014 repayment of our Subordinated Notes using the net proceeds from the IPO and the strengthening of the U.S. dollar, which lowered the interest expense attributable to our euro-denominated borrowings.
Other Income (Expense), Net
For the three months ended June 30, 2015 and 2014, other income (expense), net, was $(18.6) million and $8.3 million, respectively. For the six months ended June 30, 2015 and 2014, other income (expense), net, was $51.7 million and $5.2 million, respectively. Other income (expense), net, represents the net foreign currency remeasurement gain or loss on our foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro.
Loss on Extinguishment of Debt
In connection with repayments of our U.S. dollar-denominated term loans, we recognized a loss on extinguishment of debt of $0.6 million and $2.4 million for the three and six months ended June 30, 2015, respectively, representing the write-off of unamortized deferred financing costs.
Income Taxes
For the three months ended June 30, 2015 and 2014, we recognized income tax provisions of $11.7 million and $8.8 million, respectively. For the six months ended June 30, 2015 and 2014, we recognized income tax provisions of $55.3 million and $19.5 million, respectively. Since the year ended December 31, 2014, our effective tax rate has increased, reflecting a higher proportion of pretax income from jurisdictions with higher tax rates and the recognition of a non-recurring deferred charge of $1.4 million in the first quarter of 2015 related to an intercompany asset transfer. For more information about the components of our income tax provisions and reconciliations of our income tax provisions to income taxes calculated at the U.S. federal statutory rate, see Note 19 to our consolidated financial statements beginning on page F-1 of our Annual Report.
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
The following table presents these measures and changes therein (dollars in millions, except per share amounts):

	Three Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Adjusted EBITDA	$110.4	$105.3	$5.1	4.8%	$(9.9)	$4.1	$10.9	10.4%
Adjusted EBITDA margin	10.2%	9.5%	70	basis points			60	basis points
Adjusted Net Income	$44.4	$32.1	$12.3	38.3%
Adjusted EPS	0.34	0.24	0.10	41.7%

	Six Months Ended June 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Adjusted EBITDA	$217.2	$217.0	$0.2	0.1%	$(19.6)	$7.5	$12.3	5.7%
Adjusted EBITDA margin	10.3%	10.0%	30	basis points			20	basis points
Adjusted Net Income	$88.2	$68.5	$19.7	28.8%
Adjusted EPS	0.67	0.52	0.15	28.8%

Adjusted EBITDA from comparable operations for the three and six months ended June 30, 2015 increased $10.9 million or 10.4% and increased $12.3 million or 5.7%, respectively, compared to prior periods. Excluding the SG&A items discussed previously, Adjusted EBITDA margin from comparable operations increased 60 basis points and increased 20 basis points, respectively, as a result of the leverage of our comparable net sales growth on a scalable cost base.
Adjusted Net Income for the three and six months ended June 30, 2015 increased $12.3 million or 38.3% and increased $19.7 million or 28.8%, respectively, compared to prior periods. Adjusted EPS for the three and six months ended June 30, 2015 increased $0.10 or 41.7% and increased $0.15 or 28.8%, respectively, compared to prior periods. These increases were primarily caused by operating income growth and reductions to interest expense.
The following table presents the reconciliations of Adjusted Net Income and Adjusted EBITDA from net income or loss and the calculation of Adjusted EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18.3	$16.6	$89.8	$34.0
Pre-tax adjustments:
Amortization of acquired intangible assets	20.7	21.5	41.5	46.6
Net foreign currency remeasurement loss (gain) from financing activities	18.6	(8.2)	(51.7)	(5.2)
Impairment charges	—	11.3	—	11.3
Loss on extinguishment of debt	0.6	—	2.4	—
Equity offering costs	0.9	—	0.9	—
Changes to estimated fair value of contingent consideration	(0.2)	—	(0.2)	—
Legacy facility exit charges	—	—	1.4	—
Income tax (benefit) provision applicable to pre-tax adjustments, net	(14.5)	(9.1)	4.1	(18.2)
Adjusted Net Income	44.4	32.1	88.2	68.5
Interest expense, net of interest income	28.4	44.9	55.6	90.7
Depreciation expense	10.1	10.2	19.8	19.7
Share-based compensation expense	1.3	0.2	2.4	0.4
Income tax provision applicable to Adjusted Net Income	26.2	17.9	51.2	37.7
Adjusted EBITDA	$110.4	$105.3	$217.2	$217.0

Adjusted EPS	$0.34	$0.24	$0.67	$0.52

Weighted average shares outstanding, diluted	132.1	0.1	132.0	0.1
Normalization for recent share activity*	—	131.3	—	131.3
Adjusted weighted average shares outstanding, diluted	132.1	131.4	132.0	131.4

*	This adjustment changes weighted average shares outstanding, diluted, to the amounts that would have been reported under GAAP had our IPO and the recapitalization occurred on January 1, 2014.

Liquidity and Capital Resources
We fund our business primarily from operating cash flows and liquidity from our credit facilities. Most of our cash on hand resides outside of the United States; we do not intend to repatriate our foreign cash and cash equivalents.
During the six months ended June 30, 2015, we completed a number of refinancing activities that extended the maturity of our debt and lowered our rates of interest. Should interest rates remain at or near current levels, we anticipate refinancing and extending our Senior Credit Facility and our 7.25% Senior Notes in the second half of 2015. In addition, the U.S. dollar strengthened against most foreign currencies, which has caused the reported value of our foreign-denominated assets and liabilities to decrease. See “Trends and Key Factors Affecting our Performance and Financial Condition.”
Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our credit facilities, will be adequate to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity for the foreseeable future, although no assurance can be given in this regard.
Liquidity
As of June 30, 2015, we had $129.9 million of cash and cash equivalents on hand, most of which resides outside of the United States.We do not intend to repatriate our foreign cash and cash equivalents. We had aggregate unused availability of $280.4 million under our credit facilities, calculated as follows:

	A/R Facility	Multi-currency revolving loan facility	Total
Maximum potential availability	$175.0	$241.3	$416.3
Borrowing base adjustment	(2.9)	—	(2.9)
Undrawn letters of credit outstanding	(11.3)	(7.0)	(18.3)
Outstanding borrowings	(99.0)	(15.7)	(114.7)
Unused availability	$61.8	$218.6	$280.4
Borrowings under these facilities bear interest at variable rates and are a significant source of our liquidity. The daily average of aggregate borrowings outstanding under these facilities during the three and six months ended June 30, 2015 was $106.1 million and $147.5 million, respectively. Our liquidity needs can cause the aggregate amount of outstanding borrowings, and therefore our unused availability, under these credit facilities to fluctuate. Availability of funding under the A/R Facility also depends upon maintaining a sufficient borrowing base, which is comprised of eligible trade accounts receivable.
Net Debt and Net Leverage
Net Debt and Net Leverage are non-GAAP financial measurements used by our investors, creditors and management to measure and evaluate our financial condition and our continuing ability to service debt. We strongly encourage readers to review our financial condition in its entirety and not to rely solely on any one, single financial measure. See “Key Indicators of Performance and Financial Condition.”
The following table reconciles Net Debt from total debt and capital lease obligations and presents the calculation of Net Leverage (dollars in millions):

	June 30, 2015		December 31, 2014		June 30, 2014
Debt and capital lease obligations	$2,066.5		$2,111.9		$2,844.6
Less:
Cash and cash equivalents	129.9		118.0		151.6
Compensating cash balance	—		2.5		17.0
Net Debt	1,936.6		1,991.4		2,676.0
LTM Adjusted EBITDA	449.6		449.4		442.6
Net Leverage	4.3	X	4.4	X	6.0	X

The decrease in Net Leverage at June 30, 2015 compared to June 30, 2014 was primarily attributable to the redemption of the Subordinated Notes using a portion of the proceeds from our IPO and the strengthening of the U.S. dollar compared to the euro.
The following table presents the reconciliation of LTM Adjusted EBITDA from net income or loss (in millions):

	Twelve Months Ended
	June 30, 2015	December 31, 2014	June 30, 2014
Net income	$208.4	$152.6	$29.6
Interest expense, net of interest income	131.2	166.3	186.4
Income tax provision	120.6	84.8	9.2
Depreciation and amortization	124.3	129.3	132.5
Share-based compensation expense	4.0	2.0	0.7
Net foreign currency remeasurement (gain) loss from financing activities	(137.4)	(90.9)	40.4
Impairment charges	—	11.3	11.3
Gain on disposition of business	(11.1)	(11.1)	—
Loss on extinguishment of debt	7.5	5.1	—
Charges associated with restructurings and other cost reduction initiatives	—	—	32.5
Equity offering costs	0.9	—	—
Changes to estimated fair value of contingent consideration	(0.2)	—	—
Legacy facility exit charges	1.4	—	—
LTM Adjusted EBITDA	$449.6	$449.4	$442.6
Historical Cash Flows — Six Months Ended June 30, 2015
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2015 was $97.1 million, which consisted of working capital changes that used net cash of $46.3 million and other operating activities that provided net cash of $143.4 million.
Net cash used for working capital changes consisted primarily of changes in trade accounts receivable, which used cash of $43.1 million due to the timing of growth in net sales, which outpaced collections.
Net cash provided by other operating activities was primarily attributable to our Adjusted EBITDA of $217.2 million, partially offset by cash paid for interest of $44.9 million and net cash paid for income taxes of $19.7 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was $59.2 million. We paid net cash of $44.6 million to acquire certain businesses, capital expenditures were $16.5 million and we received $1.9 million of cash from other investing activities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2015 was $19.7 million. On a net basis, we repaid $4.1 million of debt. We also paid debt issuance costs of $5.2 million related to the 4.625% Senior Notes and the A/R Facility, and we made a payment of $9.8 million to VWR Holdings under the ITRA.
Free Cash Flow
Free Cash Flow for the six months ended June 30, 2015 was $80.6 million, reflecting the net cash provided by operating activities and the capital expenditures described above.

The following table presents the reconciliation of Free Cash Flow from net cash provided by operating activities (in millions):

Six Months Ended June 30, 2015
Net cash provided by operating activities	$97.1
Less: capital expenditures	(16.5)
Free Cash Flow	$80.6
Historical Cash Flows — Six Months Ended June 30, 2014
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2014 was $68.5 million, which consisted of working capital changes that used net cash of $32.7 million and other operating activities that provided net cash of $101.2 million.
Net cash used for working capital changes consisted of the following:

•	Changes in trade accounts receivable used cash of $43.8 million due to the timing of growth in net sales, which outpaced collections.

•	Changes in other assets and liabilities provided cash of $11.6 million, caused by the receipt of annual supplier rebates.

•
Inventories and accounts payable increased, following the growth in net sales, and only slightly impacted cash flows on a net basis. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with accounts payable from period to period.

Net cash provided by other operating activities was primarily attributable to our Adjusted EBITDA of $217.0 million, partially offset by cash paid for interest of $84.5 million and net cash paid for income taxes of $16.7 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2014 was $43.2 million. We paid net cash of $28.1 million to acquire certain businesses, and capital expenditures were $15.1 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2014 was $9.0 million, caused primarily by $7.5 million in repurchases of redeemable equity.
Free Cash Flow
Free Cash Flow for the six months ended June 30, 2014 was $53.4 million, reflecting the net cash provided by operating activities and the capital expenditures described above.
The following table presents the reconciliation of Free Cash Flow from net cash provided by operating activities (in millions):

Six Months Ended June 30, 2014
Net cash provided by operating activities	$68.5
Less: capital expenditures	(15.1)
Free Cash Flow	$53.4
New Accounting Standards
For information about new accounting standards, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
In March 2015, we issued €503.8 million of euro-denominated 4.625% Senior Notes. We designated those notes as as a hedge to protect a portion of our net investment in euro-denominated foreign operations from the impact of changes in the euro to U.S. dollar exchange rate. As a result of the hedge designation, the net foreign currency remeasurement gain or loss on the 4.625% Senior Notes, which otherwise would be recognized in earnings, is equally offset in other comprehensive income or loss by the net unrealized gain or loss from the translation of the hedged portion of our net investment in euro-denominated foreign operations.
Interest Rate Risk
Using a portion of the net proceeds from the issuance of the 4.625% Senior Notes and availability under our credit facilities, we repaid all of our U.S. dollar-denominated term loans during the first half of 2015. As a result of the repayment, a higher proportion of our debt bears a fixed rate of interest which has decreased our exposure to variable rates of interest.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

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

VWR Corporation

Date: August 12, 2015	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing
10.1
Amendment No. 5 to Receivables Purchase Agreement and Reaffirmation of Performance Guaranty, dated May 18, 2015, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, LC Bank, Related Commitment Purchaser and Purchaser Agent for the PNC Purchaser Group
Previously filed as Exhibit 10.1 to the Current Report on Form 8-K on May 19, 2015
10.2	Amendment No. 1 to Purchase and Sale Agreement between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K on May 19, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

E-1