Form 10-Q
period 2015-09-30
VWR Corp
filed 2015-11-05
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non‑accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
On October 29, 2015, 131,358,700 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2015

i

Glossary of Commonly Used Terms

Term	Description
the Company, we, us, our	VWR Corporation and its consolidated subsidiaries
4.625% Senior Notes	4.625% unsecured senior notes due 2022
7.25% Senior Notes	7.25% unsecured senior notes, which were redeemed in the third quarter of 2015
Adjusted EBITDA*	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted EBITDA margin*	the ratio of Adjusted EBITDA to net sales
Adjusted EPS*	our Adjusted Net Income divided by diluted weighted average shares outstanding, normalized for the shares issued in our IPO
Adjusted Net Income*	our net income or loss adjusted for certain items
Americas	a geographically-defined reportable segment covering North, Central and South America
Annual Report	our Annual Report on Form 10-K filed with the SEC on March 4, 2015
A/R Facility	an accounts receivable securitization facility due 2018
Biopharma	the combination of the pharmaceutical and biotechnology sectors
EMEA-APAC	a geographically-defined reportable segment covering Europe, Middle East, Africa and Asia-Pacific
GAAP	United States generally accepted accounting principles
Hedging Instruments	€503.8 million of our 4.625% Senior Notes and €370.0 million of our term loan B facility, which hedge a portion of our euro-denominated net investment in foreign operations
IPO	our initial public offering, which occurred on October 1, 2014 and closed on October 7, 2014, and included an additional purchase of shares by the underwriters pursuant to an over-allotment option
ITRA	the income tax receivable agreement with VWR Holdings
LTM Adjusted EBITDA*	our Adjusted EBITDA over the most recent twelve-month period
Net Debt*	our indebtedness less cash and cash equivalents and compensating cash balance
Net Leverage*	the ratio of Net Debt to LTM Adjusted EBITDA
Prior Senior Credit Facility
a senior secured credit facility with a syndicate of lenders consisting of a multi-currency revolving loan facility and a term loan B facility denominated in U.S. dollars and euros that was repaid in full in the third quarter of 2015

SEC	the United States Securities and Exchange Commission
Senior Credit Facility	a senior secured credit facility with a syndicate of lenders consisting of a multi-currency revolving loan facility, a term loan A facility and a term loan B facility
SG&A expenses	selling, general and administrative expenses as defined by GAAP and SEC regulations
SG&A items	certain items in SG&A expenses that are discussed in Part I, Item 2 of this report and contributed significantly to our prior period comparisons
Subordinated Notes	10.75% unsecured senior subordinated notes, which were redeemed in the fourth quarter of 2014
VWR Holdings	Varietal Distribution Holdings, LLC, our majority stockholder

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
You should understand that the following important factors, in addition to those discussed in our Annual Report under Item 1A, “Risk Factors” and elsewhere, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$122.8	$118.0
Trade accounts receivable, net of reserves of $12.5 and $12.2	599.2	583.5
Other receivables	42.0	62.1
Inventories	409.5	394.5
Other current assets	51.8	44.5
Total current assets	1,225.3	1,202.6
Property and equipment, net	217.9	231.5
Goodwill	1,809.8	1,853.6
Other intangible assets, net	1,486.4	1,594.9
Other assets	113.4	106.2
Total assets	$4,852.8	$4,988.8
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$100.5	$95.3
Accounts payable	455.9	466.2
Employee-related liabilities	66.3	82.3
Current amount due to VWR Holdings — ITRA	70.9	9.8
Other current liabilities	136.0	132.5
Total current liabilities	829.6	786.1
Debt and capital lease obligations, net of current portion	1,952.5	2,016.6
Amount due to VWR Holdings — ITRA, net of current portion	92.2	163.1
Deferred income tax liabilities	460.7	462.2
Other liabilities	168.4	169.7
Total liabilities	3,503.4	3,597.7
Commitments and contingencies (Note 8)
Redeemable equity, at redemption value	50.6	51.4
Stockholder equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.4 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,720.8	1,716.3
Accumulated deficit	(47.2)	(148.0)
Accumulated other comprehensive loss	(376.1)	(229.9)
Total stockholder equity	1,298.8	1,339.7
Total liabilities, redeemable equity and stockholder equity	$4,852.8	$4,988.8
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,095.5	$1,114.4	$3,206.3	$3,273.7
Cost of goods sold	796.0	803.9	2,317.1	2,339.3
Gross profit	299.5	310.5	889.2	934.4
Selling, general and administrative expenses	218.4	217.9	656.7	702.8
Operating income	81.1	92.6	232.5	231.6
Interest expense	(28.2)	(44.2)	(83.9)	(135.3)
Interest income	0.1	0.1	0.2	0.5
Other income (expense), net	(4.8)	62.3	46.9	67.5
Loss on extinguishment of debt	(30.3)	—	(32.7)	—
Income before income taxes	17.9	110.8	163.0	164.3
Income tax provision	(6.9)	(41.0)	(62.2)	(60.5)
Net income	11.0	69.8	100.8	103.8
Accretion of dividends on redeemable convertible preferred stock	—	(4.4)	—	(29.4)
Net income applicable to common stockholders	$11.0	$65.4	$100.8	$74.4

Earnings per share:
Basic	$0.08	$0.97	$0.77	$3.25
Diluted	0.08	0.97	0.76	3.25
Weighted average shares outstanding:
Basic	131.4	67.7	131.4	22.9
Diluted	131.5	67.7	131.9	22.9
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11.0	$69.8	$100.8	$103.8
Other comprehensive loss, net of income taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(19.8)	(129.6)	(150.0)	(137.2)
Derivative instruments:
Net unrealized gain (loss) arising during the period	2.6	0.7	1.8	(0.2)
Reclassification of net (gain) loss into earnings	(0.3)	0.7	(0.1)	0.9
Defined benefit plans:
Net unrealized gain arising during the period	—	—	—	3.7
Reclassification of net loss (gain) into earnings	0.8	0.3	2.1	(3.6)
Other comprehensive loss	(16.7)	(127.9)	(146.2)	(136.4)
Comprehensive loss	$(5.7)	$(58.1)	$(45.4)	$(32.6)
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholder Equity (Unaudited)
(in millions)

		Stockholder Equity
	Redeemable Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
		Shares	Amount
Balance at December 31, 2014	$51.4	131.4	$1.3	$1,716.3	$(148.0)	$(229.9)	$1,339.7
Share-based compensation expense	—	—	—	3.7	—	—	3.7
Reclassifications to state redeemable equity at redemption value	(0.8)	—	—	0.8	—	—	0.8
Net income	—	—	—	—	100.8	—	100.8
Other comprehensive loss	—	—	—	—	—	(146.2)	(146.2)
Balance at September 30, 2015	$50.6	131.4	$1.3	$1,720.8	$(47.2)	$(376.1)	$1,298.8
See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$100.8	$103.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	92.5	97.6
Net foreign currency remeasurement gain	(44.3)	(70.2)
Deferred income tax provision	23.4	20.2
Loss on extinguishment of debt	32.7	—
Impairment charges	3.2	11.3
Gain on disposition of business	—	(11.1)
Share-based compensation expense	3.7	0.5
Amortization of debt issuance costs	4.3	5.6
Other, net	4.0	2.3
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(41.3)	(54.9)
Inventories	(26.6)	(35.1)
Accounts payable	9.1	14.7
Other assets and liabilities	(4.2)	2.5
Net cash provided by operating activities	157.3	87.2
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(45.6)	(45.4)
Proceeds from disposition of business, net of cash disposed	—	13.0
Capital expenditures	(24.7)	(23.3)
Other investing activities	2.1	0.5
Net cash used in investing activities	(68.2)	(55.2)
Cash flows from financing activities:
Proceeds from debt	2,673.2	459.9
Repayment of debt	(2,694.2)	(484.9)
Net change in bank overdrafts	(4.5)	(16.3)
Net change in compensating cash balance	2.5	12.0
Repurchases of redeemable equity	—	(8.9)
Payment to VWR Holdings under ITRA	(9.8)	—
Payment of debt issuance costs and redemption premium	(40.3)	(1.1)
Other financing activities	(2.4)	—
Net cash used in financing activities	(75.5)	(39.3)
Effect of exchange rate changes on cash	(8.8)	(7.5)
Net increase (decrease) in cash and cash equivalents	4.8	(14.8)
Cash and cash equivalents at beginning of period	118.0	135.6
Cash and cash equivalents at end of period	$122.8	$120.8
Supplemental disclosures of cash flow information:
Cash paid for interest	$81.7	$138.8
Cash paid for income taxes, net	29.1	26.9
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Corporation, its subsidiaries and certain accounts of our parent company after the elimination of intercompany balances and transactions. The following describes our corporate organization at September 30, 2015 and the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“VWR Holdings”) — Prior to our initial public offering in the fourth quarter of 2014 (“IPO”), VWR Corporation was a wholly-owned subsidiary of VWR Holdings, a Delaware limited liability company. Private equity funds managed by Madison Dearborn Partners hold a controlling interest in VWR Holdings.

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
In April 2015, the FASB issued new guidance about the presentation of debt issuance costs, which it updated in August 2015. Under the new guidance, deferred issuance costs for debt instruments other than our A/R Facility and our multi-currency revolving loan facility will be presented on our balance sheet as a reduction to debt and capital lease obligations instead of as a component of other assets, as currently required by GAAP. The new guidance becomes effective for us beginning in the first quarter of 2016. We plan to adopt the standard for our consolidated financial statements for the fiscal year ended December 31, 2015. Had we adopted the new standard in the accompanying condensed consolidated financial statements, it would have caused us to reclassify $15.1 million and $11.7 million of deferred debt issuance costs from other assets to debt and capital lease obligations at September 30, 2015 and December 31, 2014, respectively.

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

The following table presents the reconciliation of the denominators of basic and diluted earnings or loss per share (in millions):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Weighted average shares outstanding, basic	131.4	131.4
Dilutive effect of stock options	0.1	0.5
Weighted average shares outstanding, diluted	131.5	131.9
In the third quarter, we revised our calculation of the dilutive effect of stock options. The revision had no impact to diluted earnings per share for any period presented. For the three and nine months ended September 30, 2015, 2.1 million stock options were excluded from the calculation of diluted earnings per share on the basis that they were anti-dilutive.

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

The following table presents the components and allocation of the purchase price and the weighted average life of acquired amortizable intangible assets for the Acquisitions in the aggregate (in millions, except as indicated):

Nine Months Ended September 30, 2015
Components of purchase price:
Cash paid, net of cash acquired	$45.6
Estimated fair value of contingent consideration	13.4
Deferred purchase price, net of (settlements)	(3.4)
Purchase price	$55.6
Allocation of purchase price:
Net tangible assets	$5.5
Identifiable intangible assets	16.9
Goodwill	33.2
Purchase price	$55.6

Weighted average life of acquired amortizable intangible assets	9.7 years
The purchase price for the Acquisitions was higher than the fair value of the acquired identifiable assets, resulting in goodwill, due to the existence of intangible assets not recognizable under GAAP and other market factors. During the nine months ended September 30, 2015, we recorded goodwill of $16.2 million that we expect to be deductible for tax purposes. The purchase price allocations for the acquisitions of Hichrom and NBC are preliminary pending finalization of opening balance sheets and may be adjusted subsequently.
The acquisitions completed in 2015 contributed aggregate net sales of $6.1 million and $12.4 million and aggregate operating income of $1.2 million and $2.0 million for the three and nine months ended September 30, 2015, respectively.
The following table presents unaudited supplemental pro forma financial information as if the Acquisitions, excluding the disposed business, had occurred as of January 1, 2014 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,095.5	$1,132.6	$3,212.1	$3,334.6
Net income	11.0	70.9	101.3	107.2
Earnings per share:
Basic	0.08	0.98	0.77	3.40
Diluted	0.08	0.98	0.77	3.40
These results do not purport to be indicative of our results of operations which actually would have resulted had the Acquisitions, excluding the disposed business, occurred on January 1, 2014, or of our future results of operations.
On October 1, 2015, we acquired Purification Technologies, Inc., a domestic specialty solvent company that performs high volume purification of selected high purity solvents.

(5)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2014	$1,042.3	$811.3	$1,853.6
Acquisitions	16.2	17.0	33.2
Currency translation	(13.5)	(63.3)	(76.8)
Other	—	(0.2)	(0.2)
Balance at September 30, 2015	$1,045.0	$764.8	$1,809.8
The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,251.6	$206.6	$1,045.0	$1,248.9	$206.6	$1,042.3
EMEA-APAC	764.8	—	764.8	811.3	—	811.3
Total	$2,016.4	$206.6	$1,809.8	$2,060.2	$206.6	$1,853.6
The following table presents the components of other intangible assets (in millions):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,413.5	$567.7	$845.8	$1,456.9	$531.3	$925.6
Other	27.4	13.9	13.5	28.2	12.1	16.1
Total	1,440.9	581.6	859.3	1,485.1	543.4	941.7
Indefinite-lived intangible assets:
Trademarks and tradenames	627.1	—	627.1	653.2	—	653.2
Other intangible assets	$2,068.0	$581.6	$1,486.4	$2,138.3	$543.4	$1,594.9

(6)	Debt and Capital Lease Obligations
Debt and capital lease obligations consist of: (i) an accounts receivable securitization facility due 2018 (the “A/R Facility”); (ii) a senior secured credit facility (“Senior Credit Facility”) that consists of a multi-currency revolving loan facility due 2020, a term loan A facility denominated in U.S. dollars due 2020 and a term loan B facility denominated in euros due 2022; (iii) prior to its repayment in full in September 2015, a prior senior secured credit facility (“Prior Senior Credit Facility”) that consisted of multi-currency revolving loan facility and a term loan B facility with borrowings denominated in U.S. dollars and euros; (iv) 4.625% unsecured senior notes due 2022 (the “4.625% Senior Notes”); (v) prior to their redemption in the third quarter of 2015, 7.25% unsecured senior notes (the “7.25% Senior Notes”); (vi) capital lease obligations; and (vii) other debt.
All of our debt and capital lease obligations are held by our wholly-owned subsidiary, VWR Funding. Certain of those debt instruments limit the ability of VWR Funding to make payments to VWR Corporation. Any disclosures about debt and capital lease obligations that refer to “we,” “us,” and “our” apply only to VWR Funding unless otherwise noted.

The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	September 30, 2015			December 31, 2014
	Interest Terms	Rate	Amount
A/R Facility	LIBOR plus 1.15%	1.35%	$55.0	$73.0
Senior Credit Facility:
Term loan A facility	LIBOR plus 2.00%	2.38%	910.0	—
Term loan B facility, net of discount of $1.3	EURIBOR plus 3.25%	4.00%	512.3	—
Prior Senior Credit Facility:
Term loan B facility, U.S. dollar-denominated			—	581.4
Term loan B facility, euro-denominated			—	686.7
4.625% Senior Notes, net of discount of $3.9	Fixed rate	4.63%	558.5	—
7.25% Senior Notes			—	750.0
Capital lease obligations			13.8	15.9
Other debt			3.4	4.9
Debt and capital lease obligations			$2,053.0	$2,111.9

Current portion of debt and capital lease obligations			$100.5	$95.3
Debt and capital lease obligations, net of current portion			1,952.5	2,016.6
Debt and capital lease obligations			$2,053.0	$2,111.9
Borrowings under the A/R Facility are collateralized by the trade accounts receivable of certain of our domestic wholly-owned subsidiaries. Those receivables are not available to satisfy the claims of other creditors. Borrowings under the Senior Credit Facility are secured by substantially all of our other assets and rank higher than the remainder of our debt.
The following table presents the principal maturities of debt and capital lease obligations at September 30, 2015 (in millions):

	Three Months Ending December 31, 2015	2016	2017	2018	2019	2020	Thereafter	Total
A/R Facility	$—	$—	$—	$55.0	$—	$—	$—	$55.0
Senior Credit Facility:
Term loan A facility	—	45.5	45.5	68.3	91.0	659.7	—	910.0
Term loan B facility	—	5.1	5.2	5.1	5.1	5.2	487.9	513.6
4.625% Senior Notes	—	—	—	—	—	—	562.4	562.4
Capital lease obligations	1.0	3.9	4.0	3.3	1.1	0.5	—	13.8
Other debt	0.8	2.6	—	—	—	—	—	3.4
Debt and capital lease obligations, excluding discounts	$1.8	$57.1	$54.7	$131.7	$97.2	$665.4	$1,050.3	$2,058.2

A/R Facility
The A/R Facility provides for funding of up to $175.0 million. In the second quarter of 2015, we amended the A/R Facility. The amendment extended the maturity date to May 18, 2018 and decreased the variable interest rate margin to 1.15% per annum. In connection with the amendment, we paid financing fees of $0.2 million during the nine months ended September 30, 2015, which were deferred and are being recognized as interest expense through the maturity date.
At September 30, 2015, we had $108.5 million of available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (i) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $174.8 million, calculated as a percentage of eligible trade accounts receivable; less (ii) undrawn letters of credit outstanding of $11.3 million and (iii) outstanding borrowings of $55.0 million.
The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if our available liquidity is less than $115.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain events that we also consider usual and customary. At September 30, 2015, we were in compliance with the covenants under the A/R Facility.
Senior Credit Facility
In September 2015, we entered into the Senior Credit Facility. The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (including swingline loans of up to $25.0 million and letters of credit of up to $70.0 million); (ii) a term loan A facility, denominated in U.S. dollars, providing for term A loans in an aggregate principal amount of $910.0 million; and (iii) a term loan B facility, denominated in euros, providing for term B loans in an aggregate principal amount of €460.0 million.
As a result of entering into the Senior Credit Facility, we paid debt issuance costs of $14.0 million during the nine months ended September 30, 2015 and accrued debt issuance costs of $1.6 million at September 30, 2015. The loans under the term loan B facility were offered at an original issue discount of €1.2 million. Debt issuance costs of $12.6 million and all of the original issue discount were deferred and are being recognized as interest expense through the maturity date.
At September 30, 2015, we had $243.0 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as: (i) the maximum borrowing capacity of $250.0 million, less (ii) undrawn letters of credit outstanding of $7.0 million and (iii) outstanding borrowings, of which there were none.
Maturity and Repayment
The multi-currency revolving loan facility and the term loan A facility will mature on September 28, 2020. The term loan B facility will mature on January 15, 2022. Subject to any mandatory or optional prepayments, the term loans are required to be repaid as follows: (i) for the term loan A facility, (a) $11.4 million per quarter from March 31, 2016 to December 31, 2017; (b) $17.1 million per quarter from March 31, 2018 to December 31, 2018; (iii) $22.8 million per quarter from March 31, 2019 to June 30, 2020; and (iv) all remaining principal on September 28, 2020; and (ii) for the term loan B facility, €1.2 million per quarter from March 31, 2016 to December 31, 2021, with all remaining principal due on January 15, 2022.
Subject to certain exceptions, the Senior Credit Facility is subject to mandatory prepayments equal to (i) the net cash proceeds from certain asset sales, insurance recoveries and proceeds from certain additional indebtedness, each as defined; and (ii) beginning in 2016, up to half of our excess operating cash flow, as defined, depending on our net leverage.

Interest and Fees
All interest rates are based on a variable index rate plus one of the following types of margins: (i) a margin ranging from 1.50% to 2.00% per annum, depending on our net leverage (the “Standard Margin,” which was 2.00% at September 30, 2015); (ii) a margin ranging from 0.50% to 1.00% per annum, depending on our net leverage (the “Alternate Margin,” which was 1.00% at September 30, 2015); or (iii) a margin of 3.25% per annum (the “EURIBOR Margin”).
Depending on the currency denomination of revolving loans, the interest rate on the multi-currency revolving loan facility is based on either (i) the then applicable British Bankers Association London Interbank Offered Rate (“LIBOR”) plus the Standard Margin; or (ii) a contractually-defined alternate base rate plus the Alternate Margin.
The interest rate on the term loan A facility is determined at our election in the same way as the multi-currency revolving loan facility previously described. The interest rate on the term loan B facility is based on the euro interbank offered rate administered by the Banking Federation of the European Union (“EURIBOR”), subject to a minimum rate of 0.75% per annum, plus the EURIBOR margin.
We also pay fees related to the Senior Credit Facility. The largest of these fees is a commitment fee on the unused portion of the multi-currency revolving loan facility, ranging from 0.38% to 0.50% per annum, depending on our net leverage. None of these fees were material to interest expense for the periods presented.
Security Provisions
The obligations under the Senior Credit Facility are guaranteed by VWR Corporation and each of VWR Funding’s wholly-owned domestic subsidiaries, with certain exceptions as defined. In addition, the obligations under the Senior Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR Funding and the guarantors, including pledges of all of the capital stock of each of domestic subsidiaries and a substantial portion of the capital stock of certain foreign subsidiaries.
Covenants
Beginning December 31, 2015, the Senior Credit Facility requires us not to exceed a first lien net leverage ratio of 4:1, as defined, at each quarter end in addition to a number of other customary affirmative and negative covenants, representations, warranties and events of default. At September 30, 2015, we were in compliance with the covenants under the Senior Credit Facility.
The Senior Credit Facility imposes restrictions on VWR Funding’s ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. Under those restrictions, lifetime payments to VWR Corporation cannot exceed the sum of (i) $100.0 million; (ii) 50% of VWR Funding’s cumulative consolidated net income since July 1, 2015; and (iii) any amounts it has received from sales of equity or capital contributions since September 28, 2015 that are not used for other restricted payments, provided that there is no default under the credit agreement and that VWR Funding meets certain net leverage ratios after giving effect to any such restricted payment.
Additional Borrowings
Subject to our continued compliance with our covenants, we may request incremental term loan borrowings and / or revolving loan commitments under the Senior Credit Facility in an amount up to (i) $450.0 million or (ii) the maximum amount at such time that could be incurred without causing VWR Funding to exceed a certain net leverage ratio, in each case subject to certain other restrictions. The actual extension of any such incremental term loans or increases in revolving loan commitments would be subject to us and our lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request.

Prior Senior Credit Facility
During the nine months ended September 30, 2015, we repaid our Prior Senior Credit Facility in full as follows:

•
In the first half of 2015, using a portion of the net proceeds from the issuance of the 4.625% Senior Notes and availability under our credit facilities, we repaid all of our then outstanding U.S. dollar-denominated term loan B facility.

•
In the third quarter of 2015, we entered into the Senior Credit Facility, using the net proceeds therefrom to repay all remaining outstanding borrowings under the Prior Senior Credit Facility and our 7.25% Senior Notes.

As a result of these actions, we incurred a loss on extinguishment of debt of $5.5 million and $7.9 million for the three and nine months ended September 30, 2015, respectively, representing fees paid to term loan lenders who continued from the prior facility to the new facility and the write-off of certain unamortized deferred financing costs.
4.625% Senior Notes
In the first quarter of 2015, we completed the private sale of €503.8 million of 4.625% Senior Notes due 2022. The notes were offered at an original issue discount of €3.8 million. We paid debt issuance costs of $5.4 million during the nine months ended September 30, 2015. The original issue discount and the debt issuance costs were deferred and are being recognized as interest expense through the maturity date.
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
Security Provisions
The obligations under the 4.625% Senior Notes are guaranteed, jointly and severally and fully and unconditionally, on a senior basis by each of our wholly-owned U.S. subsidiaries other than our U.S. foreign subsidiary holding companies. The guarantors’ obligations under the guarantees of the notes are not secured by any of our assets, VWR Funding’s assets or the guarantors’ assets.
Covenants
The indenture governing the 4.625% Senior Notes contains a number of customary affirmative and negative covenants. At September 30, 2015, we were in compliance with the covenants under the indenture.
The indenture governing the 4.625% Senior Notes restricts VWR Funding’s ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. Under those restrictions, lifetime payments to VWR Corporation cannot exceed the sum of (i) $100.0 million; (ii) 50% of VWR Funding’s consolidated net income since January 1, 2015; and (iii) any amounts it has received from sales of equity or capital contributions since March 25, 2015 that are not used for other restricted payments, provided that there is no default under the indenture and that VWR Funding meets a fixed charge coverage ratio after giving effect to any such restricted payment.
7.25% Senior Notes
In the third quarter of 2015, using proceeds from the Senior Credit Facility, we redeemed all of the 7.25% Senior Notes at a redemption price of 102.719% plus accrued and unpaid interest through the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $24.8 million for the three and nine months ended September 30, 2015, representing the redemption premium and the write-off of unamortized deferred financing costs.

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
The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
A/R Facility	$55.0	$55.0	$73.0	$73.0
Senior Credit Facility	1,422.3	1,405.2	—	—
Prior Senior Credit Facility	—	—	1,268.1	1,256.5
4.625% Senior Notes	558.5	529.8	—	—
7.25% Senior Notes	—	—	750.0	780.2
The fair values of our primary debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our 7.25% Senior Notes, which were publicly traded prior to their redemption and we believe qualified as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations not included in the table above approximate fair value due to their primarily short-term nature and are Level 2 measurements.
At September 30, 2015 and December 31, 2014, the amount due to VWR Holdings under the ITRA (see Note 13) had a carrying amount of $163.1 million and $172.9 million, respectively, and a fair value of $134.0 million and $132.0 million, respectively. The fair value was estimated using a combination of observable and unobservable inputs using an income-based approach, a Level 3 measurement.
Recurring Fair Value Measurements with Significant Unobservable Inputs
The following table presents changes in recurring fair value measurements with significant unobservable inputs, which are Level 3 measurements (in millions):

Contingent Consideration
Balance at December 31, 2014	$11.6
Acquisitions	13.4
Changes to estimated fair value recognized as income in earnings	(0.6)
Settlements in cash	(2.4)
Currency translation	(0.5)
Balance at September 30, 2015	$21.5
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. The fair value of contingent consideration was estimated using the average of probability-weighted potential earn-out payments specified in the purchase agreements, ranging from approximately $0 million to $23 million at September 30, 2015. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
In the table above, acquisitions includes finalization of provisional amounts from acquisitions completed in the fourth quarter of 2014.

Non-Recurring Fair Value Measurements
At September 30, 2015, we estimated the fair value of an asset group and its long-lived assets, primarily consisting of an amortizable intangible asset, in connection with a test of impairment (see Note 14). We determined the fair values using an income approach (Level 3 measurement). The valuations required us to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with the asset group and the intangible asset and selecting appropriate discount rates. Our estimates were principally based upon our knowledge and experience and overall economic factors, including the regulatory environment. We believe the estimates and assumptions used were reasonable.
Derivative Instruments and Hedging Activities
We engage in hedging activities to reduce our exposure to changes in foreign currency exchange rates. Our hedging activities are designed to mitigate specific foreign currency risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities currently consist of the following:

•	Net investment hedging — We hedge a portion of our net investment in euro-denominated foreign operations using our 4.625% Senior Notes and a portion of our term loan B facility.

•
Economic hedge — We experience opposite foreign currency exchange rate effects related to (i) an intercompany loan denominated in euros and (ii) the unhedged portion of our term loan B facility. Both effects are recorded through earnings in the period of change and substantially offset one another without the need for hedge designation under GAAP; and

•
Other hedging activities — Some of our subsidiaries hedge short-term foreign-denominated business transactions and intercompany financing positions using foreign currency forward contracts. There have been no significant changes to those hedging activities since December 31, 2014, and they are not material to our consolidated financial statements.

Net Investment Hedging
In March 2015 and September 2015, we designated all €503.8 million of our 4.625% Senior Notes and €370.0 million of our term loan B facility, respectively (collectively, the “Hedging Instruments”), as hedges to protect a portion of our net investment in euro-denominated foreign operations from the impact of changes in the euro to U.S. dollar exchange rate (see Note 14). As a result of the hedge designations, the net foreign currency remeasurement gain or loss on the Hedging Instruments, which otherwise would be recognized in earnings (see Note 10), is deferred as accumulated other comprehensive income or loss. That deferred net gain or loss equally offsets the net unrealized gain or loss that is recognized in other comprehensive income or loss from the translation of the hedged portion of our net investment in euro-denominated foreign operations. The Hedging Instruments have no other impact to our financial position, financial performance or cash flows.
The following table presents the balance sheet classification and fair value of the Hedging Instruments, which are Level 2 measurements (in millions):

	Balance Sheet Classification	September 30, 2015
Portion of term loan B facility	Debt and capital lease obligations, net of current portion	$382.5
4.625% Senior Notes	Debt and capital lease obligations, net of current portion	529.8
The following table presents information about the net unrealized gain (loss) recognized in other comprehensive income as a result of net investment hedging (in millions):

	Description	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Portion of euro-denominated net investment in foreign operations	Hedged item	$0.9	$23.1
Portion of term loan B facility	Hedging instrument	1.1	1.1
4.625% Senior Notes	Hedging instrument	(2.0)	(24.2)
We determined that our hedges of the net investment were fully effective for the three and nine months ended September 30, 2015, and no amounts were recognized in or reclassified to earnings.

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
Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicitation and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is $10.4 million as of September 30, 2015.
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
U.S. Retirement Plan
The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$0.2	$0.1	$0.6	$0.5
Interest cost	2.0	1.9	5.8	6.5
Expected return on plan assets	(3.6)	(3.5)	(10.7)	(10.9)
Recognized net actuarial gain	—	(0.1)	—	(0.3)
Gain from partial settlement	—	—	—	(6.9)
Net periodic pension income	$(1.4)	$(1.6)	$(4.3)	$(11.1)
We made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2015 and expect to make no contributions during the remainder of 2015.
German, French and UK Plans
The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$0.4	$0.3	$1.2	$1.1
Interest cost	1.3	1.7	3.9	5.1
Expected return on plan assets	(1.2)	(1.4)	(3.6)	(4.3)
Recognized net actuarial loss	0.9	0.6	2.7	1.6
Net periodic pension cost	$1.4	$1.2	$4.2	$3.5
We made $0.7 million of contributions to the German, French and UK Plans during the nine months ended September 30, 2015 and expect to make contributions of $5.3 million during the remainder of 2015.

(10)	Other Income (Expense), net
Other income (expense), net, consists primarily of foreign currency remeasurement gains and losses. Prior to September 2015, we had a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of that debt was reported in other income (expense), net each period. Such gains or losses were unrealized until repayment of the debt and related to the weakening or strengthening, respectively, of the euro against the U.S. dollar.
In March 2015 and September 2015, we designated new euro-denominated debt as hedges of our net investment in foreign operations with an objective of minimizing our earnings exposure to remeasurement gains and losses (see Note 7).

(11)	Income Taxes
Since the year ended December 31, 2014, our effective tax rate has increased, reflecting a higher proportion of pretax income from jurisdictions with higher tax rates and the recognition of a non-recurring deferred charge of $1.4 million in the first quarter of 2015 related to an intercompany asset transfer.

(12)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income (loss), net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2014	$(190.9)	$(0.3)	$(38.7)	$(229.9)
Net unrealized (loss) gain arising during the period	(150.0)	1.8	—	(148.2)
Reclassification of net (gain) loss into earnings	—	(0.1)	2.1	2.0
Balance at September 30, 2015	$(340.9)	$1.4	$(36.6)	$(376.1)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivative instruments:
Cost of goods sold	$(0.9)	$0.7	$(1.3)	$0.9
Interest expense	0.1	0.2	0.3	0.5
Loss on extinguishment of debt	0.4	—	0.7	—
Income tax provision	0.1	(0.2)	0.2	(0.5)
Net income	$(0.3)	$0.7	$(0.1)	$0.9
Defined benefit plans:
Selling, general and administrative expenses	$1.1	$0.3	$3.0	$(6.1)
Income tax provision	(0.3)	—	(0.9)	2.5
Net income	$0.8	$0.3	$2.1	$(3.6)
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency translation:
Net unrealized income tax benefit arising during the period	$0.6	$—	$9.3	$—
Derivative instruments:
Net unrealized income tax (provision) benefit arising during the period	(1.1)	(0.3)	(1.2)	0.2
Reclassification of net income tax provision (benefit) into earnings	0.1	(0.2)	0.2	(0.5)
Defined benefit plans:
Net unrealized income tax provision arising during the period	—	—	—	(2.4)
Reclassification of net income tax (benefit) provision into earnings	(0.3)	—	(0.9)	2.5

(13)	Related Party Transactions
Due to VWR Holdings — ITRA
We are party to an income tax receivable agreement (“ITRA”) with VWR Holdings. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to the IPO.
The timing of payments under the ITRA corresponds to the beginning of the year in which the net operating loss carryforwards are claimed on our tax return. We made a payment under the ITRA of $9.8 million in the first quarter of 2015. At September 30, 2015, the liability due to VWR Holdings under the ITRA was $163.1 million. We have included $70.9 million of the ITRA liability as a current liability, representing our estimate of the payment that will become due in the beginning of 2016 based on current forecasts.
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
Testing Goodwill and Other Long-Lived Assets for Impairment
We have acquired 39 businesses since June 2007. Following their recognition in business combinations, we are required to monitor goodwill and other long-lived assets for possible indicators of impairment. If identified, we are required to perform impairment testing, which may require us to estimate the fair value of those assets. Estimating fair value requires management to exercise considerable judgment.
Based on a review of financial performance in September 2015, we decreased our forecast of the profitability of a business in our EMEA-APAC segment. We considered this to be an indicator of impairment and performed impairment testing on the asset group, recording impairment charges of $3.2 million primarily related to an amortizable intangible asset for the three and nine months ended September 30, 2015. See Note 7 for more information about fair value measurements. Should we identify other indicators of impairment related to long-lived assets in future periods, we may be required to recognize additional impairment charges.
Strengthening of the U.S. Dollar
The U.S. dollar has strengthened against most foreign currencies. For example, since its month-end high in April 2014 of $1.39 = €1.00, the spot euro exchange rate has declined to $1.12 = €1.00 at September 30, 2015. Year-over-year, the average euro exchange rate was $1.32 = €1.00 for the third quarter of 2014 compared to $1.11 = €1.00 for the third quarter of 2015. Further strengthening of the U.S. dollar would impact us for the remainder of 2015 as follows:

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

In order to partially offset our exposure to these changes, we designated all of our 4.625% Senior Notes and a portion of our term loan B facility as hedges of our net investment in euro-denominated foreign operations.
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
Corporate costs are managed centrally and attributed to the Americas segment.
The following table presents segment financial information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Americas	$667.9	$635.5	$1,925.0	$1,818.7
EMEA-APAC	427.6	478.9	1,281.3	1,455.0
Total	$1,095.5	$1,114.4	$3,206.3	$3,273.7
Operating income:
Americas	$47.2	$50.1	$124.1	$102.2
EMEA-APAC	33.9	42.5	108.4	129.4
Total	$81.1	$92.6	$232.5	$231.6
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Debt Refinancing
During the nine months ended September 30, 2015, we refinanced substantially all of our debt. The refinancing extended the maturity of our debt, lowered our variable interest rate margins and increased our quarterly required principal repayments. As a result, we expect that our interest expense will decrease, more cash will be provided by operating cash flows and more cash will be used in financing activities.
In the first quarter of 2015, we completed the private sale of €503.8 million of 4.625% Senior Notes due 2022. The notes were offered at an original issue discount of €3.8 million. We paid debt issuance costs of $5.4 million during the nine months ended September 30, 2015. The original issue discount and the debt issuance costs were deferred and are being recognized as interest expense through the maturity date.
In the second quarter of 2015, we amended the A/R Facility. The amendment extended the maturity date to May 18, 2018 and decreased the interest rate margin to 1.15% per annum. In connection with the amendment, we paid financing fees of $0.2 million during the nine months ended September 30, 2015, which were deferred and are being recognized as interest expense through the maturity date.

In September 2015, we entered into the Senior Credit Facility. The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) a $250.0 million multi-currency revolving loan facility; (ii) a $910.0 million term loan A facility; and (iii) a €460.0 million term loan B facility. As a result of entering into the Senior Credit Facility, we paid debt issuance costs of $14.0 million during the nine months ended September 30, 2015 and accrued debt issuance costs of $1.6 million at September 30, 2015. The loans under the term loan B facility were offered at an original issue discount of €1.2 million. Debt issuance costs of $12.6 million and all of the original issue discount were deferred and are being recognized as interest expense through the maturity date.
During the nine months ended September 30, 2015, we repaid our Prior Senior Credit Facility in full as follows:

•
In the first half of 2015, using a portion of the net proceeds from the issuance of the 4.625% Senior Notes and availability under our credit facilities, we repaid all of our then outstanding U.S. dollar-denominated term loan B facility.

•
In the third quarter of 2015, we entered into the Senior Credit Facility, using the net proceeds therefrom to repay all remaining outstanding borrowings under the Prior Senior Credit Facility and our 7.25% Senior Notes.

As a result of these actions, we incurred a loss on extinguishment of debt of $5.5 million and $7.9 million for the three and nine months ended September 30, 2015, respectively, representing fees paid to term loan lenders who continued from the prior facility to the new facility and the write-off of certain unamortized deferred financing costs.
In the third quarter of 2015, using proceeds from the Senior Credit Facility, we redeemed all of the 7.25% Senior Notes at a redemption price of 102.719% plus accrued and unpaid interest through the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $24.8 million for the three and nine months ended September 30, 2015, representing the redemption premium and the write-off of unamortized deferred financing costs.
Strengthening of the U.S. Dollar
The U.S. dollar has strengthened against most foreign currencies. For example, since its month-end high in April 2014 of $1.39 = €1.00, the spot euro exchange rate has declined to $1.12 = €1.00 at September 30, 2015. Year-over-year, the average euro exchange rate was $1.32 = €1.00 for the second quarter of 2014 compared to $1.11 = €1.00 for the second quarter of 2015. Further strengthening of the U.S. dollar would impact us for the remainder of 2015 as follows:

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

In order to partially offset our exposure to these changes, we designated all of our 4.625% Senior Notes and a portion of our term loan B facility as hedges of our net investment in euro-denominated foreign operations.
We are not able to predict the impact that future changes in currency exchange rates may have on our operating results, but their impact could be significant.
Acquisitions
On October 1, 2015, we acquired Purification Technologies, Inc., a specialty solvent company that performs high volume purification of selected high purity solvents.
On May 1, 2015, we acquired Hichrom Limited and its subsidiaries, a UK-based chromatography column manufacturer and distributor.
On February 2, 2015, we acquired National Biochemicals Corporation, a domestic full service raw material manufacturer and supplier to the biochemical industry.
None of these acquisitions individually had annual net sales in excess of $50 million.

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

•
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted EPS, which are non-GAAP financial measurements and key performance indicators used by our investors, creditors and management to measure and evaluate our operating performance. A reconciliation of Adjusted Net Income and Adjusted EBITDA from net income or loss, the most directly comparable GAAP-based financial measurement, the calculations of Adjusted EBITDA margin and Adjusted EPS and our discussion and analysis of changes therein are included at the end of the section entitled “Results of Operations” under the subheading “Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted EPS.”

Beginning in the first quarter of 2015, we changed our calculations of Adjusted Net Income and Adjusted EPS so that they include share-based compensation expense. Adjusted EBITDA and Adjusted EBITDA margin continue to exclude share-based compensation expense;

•
Net Debt and Net Leverage, which are non-GAAP financial measurements and key performance indicators used by our creditors, investors and management to monitor our financial condition and our continuing ability to service debt. Our calculation of Net Debt reduces our total debt and capital lease obligations by the amount of cash and cash equivalents on hand as well as by our compensating cash balance, a component of other current assets. Net Leverage is calculated by dividing our Net Debt by LTM Adjusted EBITDA. A reconciliation of Net Debt from total debt and capital lease obligations, the most directly comparable GAAP-based financial measurement, the calculation of Net Leverage and the reconciliation of LTM Adjusted EBITDA from net income or loss are included in the section entitled “Liquidity and Capital Resources” under the subheading “Net Debt and Net Leverage;” and

•
Cash flows, particularly cash flows from operating activities and Free Cash Flow. Free Cash Flow is a non-GAAP financial measurement and a key performance indicator used by our investors, creditors and management to measure and evaluate our ability to generate cash. A reconciliation of Free Cash Flow to cash flows from operating activities, the most directly comparable GAAP-based financial measurement, and our discussion and analysis of changes therein are included at the end of the section entitled “Liquidity and Capital Resources” under the subheading “Free Cash Flow.”

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

Results of Operations
This discussion and analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results for the three and nine months ended September 30, 2015 and 2014. We have derived this data from our condensed consolidated financial statements included elsewhere in this report.
The following table presents a summary of our results of operations (dollars in millions, except per share data):

	Three Months Ended September 30,		Reported Change		Nine Months Ended September 30,		Reported Change
	2015	2014	Amount	%	2015	2014	Amount	%
Net sales	$1,095.5	$1,114.4	$(18.9)	(1.7)%	$3,206.3	$3,273.7	$(67.4)	(2.1)%
Operating income	81.1	92.6	(11.5)	(12.4)%	232.5	231.6	0.9	0.4%
Net income	11.0	69.8	(58.8)	**	100.8	103.8	(3.0)	(2.9)%
Adjusted EBITDA*	117.8	112.9	4.9	4.3%	335.0	329.9	5.1	1.5%
Adjusted Net Income*	49.8	34.6	15.2	43.9%	138.0	103.1	34.9	33.9%

Gross margin	27.3%	27.9%	(60)	basis points	27.7%	28.5%	(80)	basis points
Operating income margin	7.4%	8.3%	(90)	basis points	7.3%	7.1%	20	basis points
Adjusted EBITDA margin*	10.8%	10.1%	70	basis points	10.4%	10.1%	30	basis points

Adjusted EPS*	$0.38	$0.26	$0.12	46.2%	$1.05	$0.78	$0.27	34.6%

*
Denotes non-GAAP financial measurements. See “Key Indicators of Performance and Financial Condition” above for more information, including where to find reconciliations to the most directly comparable GAAP-based financial measurements.

**	Not meaningful
The following summarizes our 2015 results of operations as compared to prior periods:

•
Our reported results decreased due to a stronger U.S. dollar and benefited from new acquisitions. Certain distinct items also impacted the comparisons of SG&A expense. Excluding these effects, net sales, Adjusted EBITDA and operating income each increased.

•
We experienced comparable net sales growth in both segments, each reflecting continuing strength in Biopharma. As a result, the Americas experienced its sixth consecutive quarter of year-over-year comparable net sales growth in the third quarter of 2015. EMEA-APAC growth included more purchases of integrated procurement services and other specialized offerings by our largest customers.

•
Comparable operating income was impacted by a number of distinct SG&A items, detailed below under “SG&A Expenses.” When excluding the impact of these items, comparable operating income and comparable Adjusted EBITDA each increased as a result of better operating leverage. These increases were partially offset by two transitory factors related to EMEA-APAC, discussed further below under “Gross Profit.” In addition, a less favorable product sales mix and changes to a supply agreement negatively impacted the year-to-date comparison.

•
Adjusted Net Income and Adjusted EPS grew by double-digit rates as a result of operating income growth and reductions to interest expense, the latter caused primarily by the repayment of our Subordinated Notes using a portion of the net proceeds from our IPO. During the nine months ended September 30, 2015, we refinanced substantially all of our debt. The refinancing extended the maturity of our debt and lowered our variable interest rate margins.

•
Net income for the three and nine months ended September 30, 2015 also reflects losses incurred in connection with the debt refinancing and volatility associated with the remeasurement of certain euro-denominated debt. Most of our euro-denominated debt is now part of a hedging strategy, so going forward we expect to experience less volatility in earnings from foreign currency remeasurement.

Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

	Three Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Americas	$667.9	$635.5	$32.4	5.1%	$(12.8)	$17.0	$28.2	4.4%
EMEA-APAC	427.6	478.9	(51.3)	(10.7)%	(71.5)	6.8	13.4	2.8%
Total	$1,095.5	$1,114.4	$(18.9)	(1.7)%	$(84.3)	$23.8	$41.6	3.7%

	Nine Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Americas	$1,925.0	$1,818.7	$106.3	5.8%	$(28.3)	$48.8	$85.8	4.7%
EMEA-APAC	1,281.3	1,455.0	(173.7)	(11.9)%	(239.0)	19.7	45.6	3.1%
Total	$3,206.3	$3,273.7	$(67.4)	(2.1)%	$(267.3)	$68.5	$131.4	4.0%
Net sales from comparable operations for the three and nine months ended September 30, 2015 increased $41.6 million or 3.7% and increased $131.4 million or 4.0%, respectively, compared to prior periods. Net sales from comparable operations in our Americas segment for the three and nine months ended September 30, 2015 increased $28.2 million or 4.4% and increased $85.8 million or 4.7%, respectively, compared to prior periods. Net sales from comparable operations in our EMEA-APAC segment for the three and nine months ended September 30, 2015 increased $13.4 million or 2.8% and increased $45.6 million or 3.1%, respectively, compared to prior periods. Growth in our comparable net sales was driven by improved performance in both segments, reflecting continued strength in Biopharma and more purchases of integrated procurement services and other specialized offerings by our largest customers in EMEA-APAC.
Gross Profit
The following table presents gross profit, gross margin and changes therein (dollars in millions):

	Three Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$299.5	$310.5	$(11.0)	(3.5)%	$(24.8)	$9.8	$4.0	1.3%
Gross margin	27.3%	27.9%	(60)	basis points			(70)	basis points

	Nine Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$889.2	$934.4	$(45.2)	(4.8)%	$(81.8)	$27.2	$9.4	1.0%
Gross margin	27.7%	28.5%	(80)	basis points			(80)	basis points
Gross profit from comparable operations for the three and nine months ended September 30, 2015 increased $4.0 million or 1.3% and increased $9.4 million or 1.0%, respectively, compared to prior periods. The increases were caused by our comparable net sales growth, which was partially offset by declines in gross margin.
Gross margin from comparable operations for the three and nine months ended September 30, 2015 decreased 70 basis points and decreased 80 basis points, respectively, compared to prior periods. The decrease in the third quarter, and to a lesser extent in the year-to-date period, were impacted by two transitory factors in EMEA-APAC: (i) the strengthening of the dollar, which tempered our ability to adjust pricing to offset cross-border denominated purchases, and (ii) to a lesser extent a continuation of a supply chain disruption. In addition, a less favorable product sales mix in the 2015 periods and changes to our supply agreements with Merck KGaA in April 2014 negatively impacted the year-to-date comparison.

SG&A Expenses
The following table presents SG&A expenses, SG&A expenses as a percentage of net sales and changes therein (dollars in millions):

	Three Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$218.4	$217.9	$0.5	0.2%	$(20.0)	$5.8	$14.7	6.7%
SG&A expenses as a percentage of net sales	19.9%	19.6%	30	basis points			50	basis points

	Nine Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$656.7	$702.8	$(46.1)	(6.6)%	$(62.4)	$18.1	$(1.8)	(0.3)%
SG&A expenses as a percentage of net sales	20.5%	21.5%	(100)	basis points			(90)	basis points
SG&A expenses from comparable operations for the three and nine months ended September 30, 2015 increased $14.7 million or 6.7% and decreased $1.8 million or 0.3%, respectively, compared to prior periods.
The following table presents the SG&A items that impacted the prior period comparisons (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2015	2014	2015	2014
Impairment charges	Americas	$—	$—	$—	$11.3
	EMEA-APAC	3.2	—	3.2	—
Gain on disposition of business	Americas	—	(11.1)	—	(11.1)
Equity offering costs	Americas	—	—	0.9	—
Changes to estimated fair value of contingent consideration recognized as income in earnings	Americas	(0.4)	—	(0.4)	—
	EMEA-APAC	—	—	(0.2)	—
Legacy facility exit charges	Americas	1.4	—	2.8	—
After consideration of the SG&A items, SG&A expenses decreased as a result of lower overall personnel costs in the 2015 periods partially offset by (i) a gain on the partial settlement of our U.S. Retirement Plan in the 2014 periods and (ii) increases in share-based compensation expense of $1.2 million and $3.2 million for the three and nine months ended September 30, 2015, respectively.

Operating Income
The following table presents operating income, operating income margin and changes therein by reportable segment (dollars in millions):

	Three Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Operating income:
Americas	$47.2	$50.1	$(2.9)	(5.8)%	$0.1	$2.9	$(5.9)	(11.8)%
EMEA-APAC	33.9	42.5	(8.6)	(20.2)%	(4.9)	1.1	(4.8)	(11.3)%
Total	$81.1	$92.6	$(11.5)	(12.4)%	$(4.8)	$4.0	$(10.7)	(11.6)%
Operating income margin:
Americas	7.1%	7.9%	(80)	basis points			(120)	basis points
EMEA-APAC	7.9%	8.9%	(100)	basis points			(120)	basis points
Total	7.4%	8.3%	(90)	basis points			(120)	basis points

	Nine Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Operating income:
Americas	$124.1	$102.2	$21.9	21.4%	$0.1	$7.2	$14.6	14.3%
EMEA-APAC	108.4	129.4	(21.0)	(16.2)%	(19.5)	1.9	(3.4)	(2.6)%
Total	$232.5	$231.6	$0.9	0.4%	$(19.4)	$9.1	$11.2	4.8%
Operating income margin:
Americas	6.4%	5.6%	80	basis points			50	basis points
EMEA-APAC	8.5%	8.9%	(40)	basis points			(50)	basis points
Total	7.3%	7.1%	20	basis points			zero	basis points
Operating income from comparable operations for the three and nine months ended September 30, 2015 decreased $10.7 million or 11.6% and increased $11.2 million or 4.8%, respectively, compared to prior periods. Operating income margin from comparable operations for those same periods decreased 120 basis points and was flat, respectively. Excluding the SG&A items discussed previously, operating income margin from comparable operations for the three and nine months ended September 30, 2015 increased 10 basis points and increased 20 basis points, respectively, compared to prior periods.
Operating income from comparable operations in our Americas segment for the three and nine months ended September 30, 2015 decreased $5.9 million or 11.8% and increased $14.6 million or 14.3%, respectively, compared to prior periods. Operating income margin from comparable operations for those same periods decreased 120 basis points and increased 50 basis points, respectively. Excluding the SG&A items discussed previously, operating income margin from comparable operations for the three and nine months ended September 30, 2015 increased 70 basis points and increased 70 basis points, respectively, reflecting the leverage of comparable net sales growth on a scalable cost base.
Operating income from comparable operations in our EMEA-APAC segment for the three and nine months ended September 30, 2015 decreased $4.8 million or 11.3% and decreased $3.4 million or 2.6%, respectively, compared to prior periods. Operating income margin from comparable operations for those same periods decreased 120 basis points and decreased 50 basis points, respectively. Excluding the SG&A items discussed previously, operating income margin from comparable operations for the three and nine months ended September 30, 2015 decreased 60 basis points and decreased 30 basis points, respectively, reflecting comparable net sales growth and cost control initiatives in the 2015 periods, which were more than offset in the six-month period by the changes to our agreements with Merck KGaA.

Interest Expense, Net of Interest Income
For the three months ended September 30, 2015 and 2014, interest expense, net of interest income, was $28.1 million and $44.1 million, respectively, a decrease of $16.0 million or 36.3%. For the nine months ended September 30, 2015 and 2014, interest expense, net of interest income, was $83.7 million and $134.8 million, respectively, a decrease of $51.1 million or 37.9%. Net interest expense decreased primarily as a result of the fourth quarter 2014 repayment of our Subordinated Notes using the net proceeds from the IPO and the strengthening of the U.S. dollar, which lowered the interest expense attributable to our euro-denominated borrowings.
During the nine months ended September 30, 2015, we refinanced substantially all of our debt. The refinancing lowered our variable interest rates and should result in lower future interest expense.
Other Income (Expense), Net
For the three months ended September 30, 2015 and 2014, other income (expense), net, was $(4.8) million and $62.3 million, respectively. For the nine months ended September 30, 2015 and 2014, other income (expense), net, was $46.9 million and $67.5 million, respectively. Other income (expense), net, represents the net foreign currency remeasurement gain or loss on our foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro. Most of our euro-denominated debt is now part of a hedging strategy, so going forward we expect to experience less volatility in earnings from foreign currency remeasurement.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2015, we refinanced substantially all of our debt. As a result, we recognized losses on extinguishment of debt of $30.3 million and $32.7 million for the three and nine months ended September 30, 2015, respectively, representing the redemption premium on the 7.25% Senior Notes that were extinguished, the write-off of certain unamortized deferred financing costs and fees paid to term loan lenders who continued from our previous senior secured credit facility to the new facility.
Income Taxes
For the three months ended September 30, 2015 and 2014, we recognized income tax provisions of $6.9 million and $41.0 million, respectively. For the nine months ended September 30, 2015 and 2014, we recognized income tax provisions of $62.2 million and $60.5 million, respectively. Since the year ended December 31, 2014, our effective tax rate has increased, reflecting a higher proportion of pretax income from jurisdictions with higher tax rates and the recognition of a non-recurring deferred charge of $1.4 million in the first quarter of 2015 related to an intercompany asset transfer. For more information about the components of our income tax provisions and reconciliations of our income tax provisions to income taxes calculated at the U.S. federal statutory rate, see Note 19 to our consolidated financial statements beginning on page F-1 of our Annual Report.

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
The following table presents these measures and changes therein (dollars in millions, except per share amounts):

	Three Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Adjusted EBITDA	$117.8	$112.9	$4.9	4.3%	$(7.3)	$5.0	$7.2	6.4%
Adjusted EBITDA margin	10.8%	10.1%	70	basis points			30	basis points
Adjusted Net Income	$49.8	$34.6	$15.2	43.9%
Adjusted EPS	0.38	0.26	0.12	46.2%

	Nine Months Ended September 30,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Adjusted EBITDA	$335.0	$329.9	$5.1	1.5%	$(26.9)	$12.5	$19.5	5.9%
Adjusted EBITDA margin	10.4%	10.1%	30	basis points			20	basis points
Adjusted Net Income	$138.0	$103.1	$34.9	33.9%
Adjusted EPS	1.05	0.78	0.27	34.6%
Adjusted EBITDA from comparable operations for the three and nine months ended September 30, 2015 increased $7.2 million or 6.4% and increased $19.5 million or 5.9%, respectively, compared to prior periods. Adjusted EBITDA margin from comparable operations for those same periods increased 30 basis points and increased 20 basis points, respectively, as a result of the leverage of our comparable net sales growth on a scalable cost base.
Adjusted Net Income for the three and nine months ended September 30, 2015 increased $15.2 million or 43.9% and increased $34.9 million or 33.9%, respectively, compared to prior periods. Adjusted EPS for those same periods increased $0.12 or 46.2% and increased $0.27 or 34.6%, respectively, compared to prior periods. These increases were primarily caused by comparable operating income growth and reductions to interest expense.

The following table presents the reconciliations of Adjusted Net Income and Adjusted EBITDA from net income or loss and the calculation of Adjusted EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11.0	$69.8	$100.8	$103.8
Amortization of acquired intangible assets	20.6	21.1	62.1	67.7
Net foreign currency remeasurement loss (gain) from financing activities	4.8	(62.3)	(46.9)	(67.5)
Impairment charges	3.2	—	3.2	11.3
Gain on disposition of business	—	(11.1)	—	(11.1)
Loss on extinguishment of debt	30.3	—	32.7	—
Equity offering costs	—	—	0.9	—
Changes to estimated fair value of contingent consideration	(0.4)	—	(0.6)	—
Legacy facility exit charges	1.4	—	2.8	—
Income tax (benefit) provision applicable to adjustments, net	(21.1)	17.1	(17.0)	(1.1)
Adjusted Net Income	49.8	34.6	138.0	103.1
Interest expense, net of interest income	28.1	44.1	83.7	134.8
Depreciation expense	10.6	10.2	30.4	29.9
Share-based compensation expense	1.3	0.1	3.7	0.5
Income tax provision applicable to Adjusted Net Income	28.0	23.9	79.2	61.6
Adjusted EBITDA	$117.8	$112.9	$335.0	$329.9

Adjusted EPS	$0.38	$0.26	$1.05	$0.78

Weighted average shares outstanding, diluted	131.5	67.7	131.9	22.9
Normalization for recent share activity*	—	63.7	—	108.5
Adjusted weighted average shares outstanding, diluted	131.5	131.4	131.9	131.4

*	This adjustment changes weighted average shares outstanding, diluted, to the amounts that would have been reported under GAAP had our IPO and the recapitalization occurred on January 1, 2014.
Liquidity and Capital Resources
We fund our business primarily from operating cash flows and liquidity from our credit facilities. Most of our cash on hand resides outside of the United States; we do not intend to repatriate our foreign cash and cash equivalents.
During the nine months ended September 30, 2015, we refinanced substantially all of our debt. In addition, the U.S. dollar strengthened against most foreign currencies, which has caused the reported value of our foreign-denominated assets and liabilities to decrease. See “Trends and Key Factors Affecting our Performance and Financial Condition.”
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

Liquidity
As of September 30, 2015, we had $122.8 million of cash and cash equivalents on hand, most of which resides outside of the United States.We do not intend to repatriate our foreign cash and cash equivalents. We had aggregate unused availability of $351.5 million under our credit facilities, calculated as follows (in millions):

	A/R Facility	Multi-currency revolving loan facility	Total
Maximum potential availability	$175.0	$250.0	$425.0
Borrowing base adjustment	(0.2)	—	(0.2)
Undrawn letters of credit outstanding	(11.3)	(7.0)	(18.3)
Outstanding borrowings	(55.0)	—	(55.0)
Unused availability	$108.5	$243.0	$351.5
Borrowings under these facilities bear interest at variable rates and are a significant source of our liquidity. The daily average of aggregate borrowings outstanding under these facilities during the three and nine months ended September 30, 2015 was $115.8 million and $136.8 million, respectively. Our liquidity needs can cause the aggregate amount of outstanding borrowings, and therefore our unused availability, under these credit facilities to fluctuate. Availability of funding under the A/R Facility also depends upon maintaining a sufficient borrowing base, which is comprised of eligible trade accounts receivable.
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
The following table reconciles Net Debt from total debt and capital lease obligations and presents the calculation of Net Leverage (dollars in millions):

	September 30, 2015		December 31, 2014		September 30, 2014
Debt and capital lease obligations	$2,053.0		$2,111.9		$2,739.0
Less:
Cash and cash equivalents	122.8		118.0		120.8
Compensating cash balance	—		2.5		13.9
Net Debt	1,930.2		1,991.4		2,604.3
LTM Adjusted EBITDA	454.5		449.4		448.3
Net Leverage	4.2	X	4.4	X	5.8	X
The decrease in Net Leverage at September 30, 2015 compared to September 30, 2014 was primarily attributable to the redemption of the Subordinated Notes using a portion of the proceeds from our IPO and, to a lesser extent, Adjusted EBITDA growth from acquisitions and comparable operations.

The following table presents the reconciliation of LTM Adjusted EBITDA from net income or loss (in millions):

	Twelve Months Ended
	September 30, 2015	December 31, 2014	September 30, 2014
Net income	$149.6	$152.6	$112.9
Interest expense, net of interest income	115.2	166.3	182.7
Income tax provision	86.5	84.8	52.5
Depreciation and amortization	124.2	129.3	131.0
Share-based compensation expense	5.2	2.0	0.6
Net foreign currency remeasurement gain from financing activities	(70.3)	(90.9)	(52.2)
Impairment charges	3.2	11.3	11.3
Gain on disposition of business	—	(11.1)	(11.1)
Loss on extinguishment of debt	37.8	5.1	—
Charges associated with restructurings and other cost reduction initiatives	—	—	20.6
Legacy facility exit charges	2.8	—	—
Equity offering costs	0.9	—	—
Changes to estimated fair value of contingent consideration	(0.6)	—	—
LTM Adjusted EBITDA	$454.5	$449.4	$448.3
Contractual Obligations
During the nine months ended September 30, 2015, we refinanced substantially all of our debt. The refinancing extended the maturity of our debt, lowered our variable interest rate margins and increased our quarterly required principal repayments. For more information, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”
At September 30, 2015, we estimate that $70.9 million of the amount due to VWR Holdings under the ITRA will be due in the beginning of 2016 based on current forecasts.
Historical Cash Flows — Nine Months Ended September 30, 2015
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2015 was $157.3 million, which consisted of working capital changes that used net cash of $63.0 million and other operating activities that provided net cash of $220.3 million.
Net cash used for working capital changes consisted primarily of (i) changes in trade accounts receivable, which used cash of $41.3 million due to the timing of growth in net sales, which outpaced collections; and (ii) changes in inventories, which used cash of $26.6 million to increase our stock of private label products and chemicals and global initiatives to improve customer service levels.
Net cash provided by other operating activities was primarily attributable to our Adjusted EBITDA of $335.0 million, partially offset by cash paid for interest of $81.7 million and net cash paid for income taxes of $29.1 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $68.2 million. We paid net cash of $45.6 million to acquire certain businesses, capital expenditures were $24.7 million and we received $2.1 million of cash from other investing activities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015 was $75.5 million. We paid debt issuance costs of $40.3 million in connection with the refinancing of substantially all of our debt. See “Trends and Key Factors Affecting our Performance and Financial Condition.” In addition, on a net basis we repaid $21.0 million of debt and made a payment of $9.8 million to VWR Holdings under the ITRA.

Historical Cash Flows — Nine Months Ended September 30, 2014
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2014 was $87.2 million, which consisted of working capital changes that used net cash of $72.8 million and other operating activities that provided net cash of $160.0 million.
Net cash used for working capital changes consisted primarily of changes in trade accounts receivable, which used cash of $54.9 million due to the timing of growth in net sales, which outpaced collections. Inventories and accounts payable each increased, following the growth in net sales, and on a net basis used cash of $20.4 million reflecting a greater stock of private label products and chemicals, part of a global initiative to improve customer service levels.
Net cash provided by other operating activities was primarily attributable to our Adjusted EBITDA of $329.9 million, partially offset by cash paid for interest of $138.8 million and net cash paid for income taxes of $26.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2014 was $55.2 million. We paid net cash of $45.4 million to acquire certain businesses, and capital expenditures were $23.3 million. These were partially offset by proceeds from the disposition of a business of $13.0 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 was $39.3 million, caused primarily by $25.0 million for net repayments of debt and $8.9 million for repurchases of redeemable equity.
Free Cash Flow
Free Cash Flow for the nine months ended September 30, 2015 and 2014 was $132.6 million and $63.9 million, respectively, reflecting the net cash provided by operating activities and the capital expenditures described above.
The following table presents the reconciliation of Free Cash Flow from net cash provided by operating activities (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$157.3	$87.2
Less: capital expenditures	24.7	23.3
Free Cash Flow	$132.6	$63.9
New Accounting Standards
For information about new accounting standards, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
We have designated all €503.8 million of our 4.625% Senior Notes and €370.0 million of our term loan B facility as hedges to protect a portion of our net investment in euro-denominated foreign operations from the impact of changes in the euro to U.S. dollar exchange rate. As a result of the hedge designations, the net foreign currency remeasurement gain or loss on those instruments, which otherwise would be recognized in earnings, is equally offset in other comprehensive income or loss by the net unrealized gain or loss from the translation of the hedged portion of our net investment in euro-denominated foreign operations.
Interest Rate Risk
Our Senior Credit Facility and our A/R Facility contain variable interest rates that expose us to fluctuating rates of interest, except that the variable base rate on our term loan B facility is subject to a 0.75% floor. At September 30, 2015, a 100 basis point change in the variable interest rates for both of these facilities would impact interest expense by $14.8 million per annum on a pre-tax basis. For additional information about the terms of our credit facilities, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

VWR Corporation

Date: November 5, 2015	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing
10.1
Credit Agreement, dated as of September 28, 2015, among VWR Funding Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent for the Lenders, Citibank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as joint lead arrangers, Barclays Bank PLC and Goldman Sachs Bank USA, as co-syndication agents, Mizuho Bank, Wells Fargo Bank, National Association and BBVA Compass, as co-documentation agents, Sumitomo Mitsui Banking Corporation, as senior managing agent, and TD Bank, N.A., as managing agent
Previously filed as Exhibit 10.1 to the Current Report on Form 8-K on September 30, 2015
10.2	Guarantee and Collateral Agreement, dated as of September 28, 2015, among VWR Corporation, VWR Funding Inc., the Subsidiaries from time to time party thereto, and Citibank, N.A., as collateral agent	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K on September 30, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

E-1