Form 10-Q
period 2016-03-31
VWR Corp
filed 2016-05-05
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non‑accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No
On April 28, 2016, 131,419,375 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the quarterly period ended March 31, 2016

i

Glossary of Commonly Used Terms

Description
the Company, we, us, our	VWR Corporation and its consolidated subsidiaries
Adjusted EPS*	our net income, adjusted for certain items, divided by diluted weighted average shares outstanding
Americas	a reportable segment covering North, Central and South America
Annual Report	our Annual Report on Form 10-K filed with the SEC on February 25, 2016
A/R Facility	an accounts receivable securitization facility due 2018
Biopharma	the combination of the pharmaceutical and biotechnology sectors
Board	the board of directors of VWR Corporation
EMEA-APAC	a reportable segment covering Europe, Middle East, Africa and Asia-Pacific
GAAP	United States generally accepted accounting principles
ITRA	the income tax receivable agreement with Varietal
Organic net sales growth*
the reported growth in net sales compared to a prior period, adjusted by the impact of changes in foreign currency rates and the contribution of acquisitions to the extent not present in the prior reported results

SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Varietal	Varietal Distribution Holdings, LLC

*
Denotes a non-GAAP financial measurement. See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Indicators of Performance and Financial Condition” for more information, including where to find reconciliations from the most directly comparable GAAP-based financial measurements.

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
You should understand that the following important factors, in addition to those discussed in our Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$129.7	$136.3
Trade accounts receivable, net of reserves of $10.8 and $12.0	640.5	583.2
Other receivables	43.3	56.6
Inventories	450.4	424.0
Other current assets	42.8	32.9
Total current assets	1,306.7	1,233.0
Property and equipment, net	236.8	228.2
Goodwill	1,846.5	1,791.4
Other intangible assets, net	1,477.3	1,455.6
Other assets	89.7	85.6
Total assets	$4,957.0	$4,793.8
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current portion of debt	$173.6	$92.8
Accounts payable	494.3	474.5
Employee-related liabilities	70.4	61.4
Current amount due to Varietal — ITRA	33.2	78.1
Other current liabilities	132.6	112.3
Total current liabilities	904.1	819.1
Debt, net of current portion	1,934.5	1,896.2
Amount due to Varietal — ITRA, net of current portion	51.8	85.0
Deferred income tax liabilities	456.5	459.5
Other liabilities	151.6	158.8
Total liabilities	3,498.5	3,418.6
Commitments and contingencies (Note 7)
Redeemable equity, at redemption value	39.5	38.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.4 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,735.8	1,735.1
Retained earnings	45.1	6.3
Accumulated other comprehensive loss	(363.2)	(406.3)
Total stockholders’ equity	1,419.0	1,336.4
Total liabilities, redeemable equity and stockholders’ equity	$4,957.0	$4,793.8

See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2016	2015
Net sales	$1,098.3	$1,029.6
Cost of goods sold	787.7	738.4
Gross profit	310.6	291.2
Selling, general and administrative expenses	230.9	217.4
Operating income	79.7	73.8
Interest expense	(19.2)	(27.2)
Other income (expense), net	(0.6)	70.3
Loss on extinguishment of debt	—	(1.8)
Income before income taxes	59.9	115.1
Income tax provision	(21.1)	(43.6)
Net income	$38.8	$71.5

Earnings per share:
Basic	$0.30	$0.54
Diluted	0.29	0.54
Weighted average shares outstanding:
Basic	131.4	131.4
Diluted	131.6	131.9
VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three months ended March 31,
	2016	2015
Net income	$38.8	$71.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation:
Net unrealized gain (loss) arising during the period	44.2	(166.0)
Derivative instruments:
Net unrealized (loss) gain arising during the period	(0.8)	0.1
Reclassification of net gain into earnings	(0.9)	—
Defined benefit plans:
Reclassification of net loss into earnings	0.6	0.7
Other comprehensive income (loss)	43.1	(165.2)
Comprehensive income (loss)	$81.9	$(93.7)

See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholders’ Equity (Unaudited)
(in millions)

	Redeemable equity, at redemption value	Stockholders’ equity
		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
		Shares	Par value
Balance at December 31, 2015	$38.8	131.4	$1.3	$1,735.1	$6.3	$(406.3)	$1,336.4
Share-based compensation expense	—	—	—	1.4	—	—	1.4
Reclassifications to state redeemable equity at redemption value	0.7	—	—	(0.7)	—	—	(0.7)
Net income	—	—	—	—	38.8	—	38.8
Other comprehensive income	—	—	—	—	—	43.1	43.1
Balance at March 31, 2016	$39.5	131.4	$1.3	$1,735.8	$45.1	$(363.2)	$1,419.0

See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$38.8	$71.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30.8	30.5
Net foreign currency remeasurement loss (gain)	2.4	(69.3)
Deferred income tax provision	8.9	31.5
Loss on extinguishment of debt	—	1.8
Share-based compensation expense	1.4	1.1
Amortization of debt issuance costs	0.8	1.4
Other, net	0.4	2.1
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(32.4)	(38.1)
Inventories	(12.4)	(1.4)
Accounts payable	6.9	(14.7)
Other assets and liabilities	(3.6)	(26.3)
Net cash provided by (used in) operating activities	42.0	(9.9)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(28.9)	(15.6)
Capital expenditures	(14.3)	(9.5)
Other investing activities	—	0.2
Net cash used in investing activities	(43.2)	(24.9)
Cash flows from financing activities:
Proceeds from debt	242.1	968.4
Repayment of debt	(175.4)	(932.2)
Payment to Varietal under ITRA	(78.1)	(9.8)
Payment of debt issuance costs	—	(4.5)
Other financing activities	1.1	1.9
Net cash (used in) provided by financing activities	(10.3)	23.8
Effect of exchange rate changes on cash	4.9	(8.5)
Net decrease in cash and cash equivalents	(6.6)	(19.5)
Cash and cash equivalents at beginning of period	136.3	118.0
Cash and cash equivalents at end of period	$129.7	$98.5
Supplemental disclosures of cash flow information:
Cash paid for interest	$15.0	$38.2
Cash paid for income taxes, net	10.3	7.3

See accompanying notes to condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations and Basis of Presentation
VWR Corporation, together with its consolidated subsidiaries (the “Company,” “we,” “us,” and “our”), is a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with laboratory product suppliers across multiple industries and geographies. We offer a broad portfolio of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Basis of Presentation
We report financial results on the basis of two reportable segments organized by geographic region: (i) North, Central and South America (collectively, the “Americas”); and (ii) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”).
We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our most recent Annual Report on Form 10-K. Those audited consolidated financial statements include a summary of our significant accounting policies, to which there have been no material changes.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of VWR Corporation and its subsidiaries, as well as redeemable equity and share-based compensation expense related to Varietal Distribution Holdings, LLC, each after the elimination of intercompany balances and transactions. The following describes our corporate organization at March 31, 2016 and the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“Varietal”) — Following a 2007 merger, Varietal was our only stockholder until our initial public offering in October 2014 (“IPO”) and since then had been our majority stockholder through March 2016. Private equity funds managed by Madison Dearborn Partners hold a controlling interest in Varietal. Our condensed consolidated balance sheets reflect significant amounts of goodwill and other intangible assets as a result of the 2007 merger.

In April 2016, Varietal completed a sale of our common stock that caused it to no longer hold a majority ownership interest in us. As a result, we experienced a change in control under U.S. federal tax regulations which may impact (i) the amount and timing of the utilization of our net operating loss carryforwards; (ii) the timing of payments under an income tax receivable agreement with Varietal (“ITRA,” see Note 11); and (iii) the amount of cash taxes we expect to pay in future periods. Additionally, Varietal can no longer compel us to fund future redemptions of equity units through control of our board of directors.

•
VWR Funding, Inc. and its wholly-owned subsidiaries (“VWR Funding”) — VWR Funding is our wholly-owned subsidiary and the sole issuer of our debt. Certain of those debt agreements restrict VWR Funding’s ability to make distributions to us.

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
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that simplifies several aspects of accounting for share-based compensation as well as classification in the statement of cash flows. The new guidance is effective for us beginning in the first quarter of 2017, with early adoption permitted. We expect to adopt the guidance prospectively and do not expect that the standard will result in a material change to our financial statements.
In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on our consolidated balance sheet as liabilities with corresponding right-of-use assets. The new guidance is effective for us beginning in the first quarter of 2019, with early adoption permitted. The standard must be adopted using a modified retrospective approach. We have not yet evaluated the impact of this new pronouncement.
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

(3)	Earnings per Share
The following table presents the reconciliation of weighted average shares outstanding used to calculate basic and diluted earnings per share (in millions):

	Three months ended March 31,
	2016	2015
Weighted average shares outstanding, basic	131.4	131.4
Dilutive effect of share-based instruments	0.2	0.5
Weighted average shares outstanding, diluted	131.6	131.9
For the three months ended March 31, 2016, 2.9 million anti-dilutive share-based instruments were excluded from the calculation of diluted earnings per share.

(4)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2015	$1,046.3	$745.1	$1,791.4
Acquisitions	16.7	0.1	16.8
Currency translation	5.3	33.0	38.3
Balance at March 31, 2016	$1,068.3	$778.2	$1,846.5
The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated impairment losses	Net carrying amount	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Americas	$1,274.9	$206.6	$1,068.3	$1,252.9	$206.6	$1,046.3
EMEA-APAC	778.2	—	778.2	745.1	—	745.1
Total	$2,053.1	$206.6	$1,846.5	$1,998.0	$206.6	$1,791.4
The following table presents the components of other intangible assets (in millions):

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Customer relationships	$1,439.3	$611.8	$827.5	$1,402.2	$581.4	$820.8
Other	34.6	17.8	16.8	30.3	15.2	15.1
Total	1,473.9	629.6	844.3	1,432.5	596.6	835.9
Indefinite-lived intangible assets:
Trademarks and tradenames	633.0	—	633.0	619.7	—	619.7
Other intangible assets	$2,106.9	$629.6	$1,477.3	$2,052.2	$596.6	$1,455.6

(5)	Debt
The following table presents information about debt (dollars in millions):

	March 31, 2016			December 31, 2015
	Interest terms	Rate	Amount
Accounts receivable securitization facility	LIBOR plus 1.15%	1.58%	$118.2	$38.0
Senior credit facility:
Term A loan, net of discount of $5.8 and $6.1	LIBOR plus 2.00%	2.70%	892.8	903.9
Term B loan, net of discount of $4.6 and $4.7	EURIBOR plus 3.25%	4.00%	517.9	494.8
4.625% senior notes, net of discount of $8.3 and $8.4	Fixed rate	4.63%	565.3	538.6
Other debt			13.9	13.7
Total debt			$2,108.1	$1,989.0

Classification on consolidated balance sheets:
Current portion of debt			$173.6	$92.8
Debt, net of current portion			1,934.5	1,896.2
Total debt			$2,108.1	$1,989.0
In the table above, discounts include unamortized original issue discounts and debt issuance costs, EURIBOR is subject to a floor of 0.75% and other debt includes capital lease obligations and subsidiary loans from local banks. Borrowings under the accounts receivable securitization facility and the multi-currency revolving credit facility, if any, are included in the current portion of debt because we frequently borrow from and repay them to satisfy short term cash requirements.
In April 2016, we entered into two interest rate swaps that exchange the variable LIBOR rate on portions of our term A loan for fixed rates. See Note 6.
The following table presents availability under credit facilities at March 31, 2016 (in millions):

	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$167.6	$250.0	$417.6
Undrawn letters of credit outstanding	(11.4)	(12.1)	(23.5)
Outstanding borrowings	(118.2)	—	(118.2)
Unused availability	$38.0	$237.9	$275.9

(6)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable, debt and an amount due to Varietal under the ITRA. Except for the amount due to Varietal, these financial instruments are held or issued by a number of institutions, which reduces the risk of material non-performance.
Assets and Liabilities for which Fair Value is Only Disclosed
The carrying amount of cash and cash equivalents is the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature and are Level 2 measurements.
The following table presents the carrying amounts and fair values of debt instruments (in millions):

	March 31, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
Accounts receivable securitization facility	$118.2	$118.2	$38.0	$38.0
Senior credit facility:
Term A loan	892.8	895.3	903.9	901.5
Term B loan	517.9	521.5	494.8	500.5
4.625% senior notes	565.3	572.0	538.6	536.5
Other debt	13.9	13.9	13.7	13.7
The fair values of debt instruments are based on quoted market prices and standard pricing models that take into account the present value of future cash flows, which are Level 2 measurements.
At March 31, 2016 and December 31, 2015, the amount due to Varietal under the ITRA (see Note 11) had carrying amounts of $85.0 million and $163.1 million, respectively, and fair values of $70.5 million and $147.6 million, respectively. The fair values were estimated using a combination of observable and unobservable inputs using an income-based approach, a Level 3 measurement.
Recurring Fair Value Measurements with Significant Unobservable Inputs
The following table presents changes in contingent consideration liabilities, which are measured at fair value on a recurring basis using Level 3 measurements (in millions):

Three months ended March 31, 2016
Beginning balance	$21.0
Acquisitions	7.5
Loss from changes to estimated fair value	0.2
Settlements in cash	(1.8)
Currency translation	(0.2)
Ending balance	$26.7
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. We estimate their fair value using the average of probability-weighted potential earn-out payments specified in the purchase agreements, ranging in the aggregate from approximately $1 million to $34 million for all open earn-outs at March 31, 2016. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.

Derivative Instruments and Hedging Activities
We engage in hedging activities to reduce our exposure to changes in variable interest rates and foreign currency exchange rates. Our hedging activities are designed to manage specific risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities consist of the following:

•	Variable interest rate hedging — Beginning in April 2016, we hedge the variable base interest rate of a portion of our term A loan using interest rate swaps;

•	Net investment hedging — We hedge a portion of our net investment in euro-denominated foreign operations using our 4.625% senior notes and a portion of our term B loan;

•
Economic hedge — We experience opposite foreign currency exchange rate effects related to a euro-denominated intercompany loan and the unhedged portion of our term B loan. The currency effects for these non-derivative instruments are recorded through earnings in the period of change and substantially offset one another; and

•
Other hedging activities — Some of our subsidiaries hedge short-term foreign-denominated business transactions and intercompany financing transactions using foreign currency forward contracts. These activities were not material to our consolidated financial statements.

Variable Interest Rate Hedging
In April 2016, we entered into two interest rate swaps that we designated as cash flow hedges of the variable LIBOR rate on our term A loan. Beginning April 2016, we swapped LIBOR for a 1.00% fixed rate on $375.0 million of our term A loan. Beginning September 2016, we will swap LIBOR for a 1.05% fixed rate on an additional $125.0 million of our term A loan. Both interest rate swaps mature on September 28, 2020. We expect that these hedges will be highly effective, therefore changes to the fair value of the interest rate swaps, which otherwise would be recognized in earnings, will be deferred as accumulated other comprehensive income or loss.
Net Investment Hedging
We have designated €370.0 million of our term B loan and all €503.8 million of our 4.625% senior notes as hedges to protect a portion of our net investment in euro-denominated foreign operations from the impact of changes in the euro to U.S. dollar exchange rate. As a result of the hedge designations, the net foreign currency remeasurement gain or loss on the hedging instruments, which otherwise would be recognized in earnings, is deferred as accumulated other comprehensive income or loss. That deferred net gain or loss equally offsets the net unrealized gain or loss that is recognized in other comprehensive income or loss from the translation of the hedged portion of our net investment in euro-denominated foreign operations. The hedge has no other impact to our financial position, financial performance or cash flows.
Tabular Disclosures
The following table presents the balance sheet classification and fair value of liability instruments in hedging relationships, all of which are Level 2 measurements (in millions):

	Type of hedging relationship	Balance sheet classification	March 31, 2016	December 31, 2015
€370.0 of term B loan	Net investment	Debt, net of current portion	419.5	402.6
€503.8 of 4.625% senior notes	Net investment	Debt, net of current portion	572.0	536.5
The following table presents information about the net unrealized gain (loss) recognized in other comprehensive income or loss resulting from liability instruments in hedging relationships and hedged items (in millions):

	Type of hedging relationship	Description	Three months ended March 31,
			2016	2015
€873.8 of net investment in foreign operations	Net investment	Hedged item	$45.8	$2.7
€370.0 of term B loan	Net investment	Hedging instrument	(19.4)	—
€503.8 of 4.625% senior notes	Net investment	Hedging instrument	(26.4)	(2.7)
We determined that all of our hedges were fully effective for the three months ended March 31, 2016 and 2015. No amounts were recognized in or reclassified to earnings as a result of net investment hedging.

(7)	Commitments and Contingencies
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we expand our manufacturing operations or service offerings. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in the Asia-Pacific region and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
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
Employment Agreements
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive offers under these provisions was $10.3 million at March 31, 2016.
Registration Rights Agreement
We are party to a registration rights agreement with Varietal that could require us to pay securities registration costs in future periods. Under the registration rights agreement, Varietal is entitled to request that we register (i) any shares of our common stock that it held at October 7, 2014 and (ii) any shares held by Madison Dearborn Partners. Should we register such common stock, we would be required to pay costs related to the registration as well as Varietal’s expenses in connection with its exercise of these rights.
During the three months ended March 31, 2016, we incurred expenses of $0.4 million pursuant to the registration rights agreement. See Note 11.

(8)	Share-Based Compensation
The following table presents the components of share-based compensation expense, a component of selling, general and administrative expenses (in millions):

		Three months ended March 31,
	Award type	2016	2015
2014 Plan	Stock options	$1.3	$1.1
VWR ESPP	Discounted shares of common stock	0.1	—
Total		$1.4	$1.1
At March 31, 2016, remaining share-based compensation expense of $31.8 million related to unvested awards will be recognized over a weighted average period of 3.7 years.
VWR Corporation 2014 Equity Incentive Plan
The VWR Corporation 2014 Equity Incentive Plan (the “2014 Plan”) authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At March 31, 2016, 5.6 million shares were available for future issuance. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.
Stock Options
The following table presents information about stock options under the 2014 Plan (in millions, except per share amounts and years):

	Three months ended March 31, 2016
	Number of stock options	Weighted average exercise price per share	Aggregate intrinsic value	Weighted average remaining term in years
Outstanding at beginning of period	3.2	$21.03
Granted	2.8	24.63
Forfeited	(0.1)	21.00
Outstanding at end of period	5.9	22.73	$25.6	6.2

Expected to vest at end of period	5.5	$22.71	$24.1	6.2
Exercisable at end of period	0.1	21.00	0.5	5.5
On March 2, 2016, we granted stock options to management under the 2014 Plan. The stock options vest 25% on the first anniversary of the date of grant and 6.25% quarterly thereafter through the fourth anniversary of the date of grant and have a seven-year term.
The following table presents information about the fair value of stock options granted in 2016:

Weighted average grant date fair value	$6.69
Expected stock price volatility	30%
Risk free interest rate	1.16%
Expected dividend rate	0.0%
Expected life of options in years	4.6

(9)    Benefit Plans
The following table presents the components of net periodic pension income or cost (in millions):

	U.S. Retirement Plan		German, French and UK Plans
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.7	1.9	1.2	1.3
Expected return on plan assets	(3.3)	(3.6)	(1.2)	(1.2)
Recognized net actuarial loss	—	—	0.8	0.9
Net periodic pension (income) cost	$(1.4)	$(1.5)	$1.2	$1.4
During the three months ended March 31, 2016, we made no contributions to the U.S. Retirement Plan and $0.1 million of aggregate contributions to the German, French and UK Plans. For the remainder of 2016, we expect to make no contributions to the U.S. Retirement Plan and aggregate contributions of $5.7 million to the German, French and UK Plans.

(10)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income (loss), net of tax (in millions):

	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2015	$(365.3)	$2.0	$(43.0)	$(406.3)
Net unrealized gain (loss) arising during the period	44.2	(0.8)	—	43.4
Reclassification of net (gain) loss into earnings	—	(0.9)	0.6	(0.3)
Balance at March 31, 2016	$(321.1)	$0.3	$(42.4)	$(363.2)
The following table presents information about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into earnings (in millions):

	Three months ended March 31,
	2016	2015
Derivative instruments:
Cost of goods sold	$(1.1)	$(0.4)
Interest expense	—	0.1
Loss on extinguishment of debt	—	0.2
Income tax provision	0.2	0.1
Net income	$(0.9)	$—
Defined benefit plans:
Selling, general and administrative expenses	$0.8	$1.0
Income tax provision	(0.2)	(0.3)
Net income	$0.6	$0.7

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three months ended March 31,
	2016	2015
Foreign currency translation:
Net unrealized income tax benefit arising during the period	$17.8	$—
Derivative instruments:
Net unrealized income tax benefit (provision) arising during the period	0.4	(0.1)
Reclassification of net income tax provision into earnings	0.2	0.1
Defined benefit plans:
Reclassification of net income tax benefit into earnings	(0.2)	(0.3)

(11)	Related Party Transactions
Due to Varietal — ITRA
We are party to an ITRA with Varietal. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to the IPO. As noted previously, Madison Dearborn Partners own a controlling interest in Varietal.
The timing of payments under the ITRA corresponds to the year subsequent to the year in which the net operating loss carryforwards are claimed on our tax return. We made a payment under the ITRA of $78.1 million during the three months ended March 31, 2016. At March 31, 2016, the amount due to Varietal under the ITRA was $85.0 million, $33.2 million of which is classified as current and represents our estimate of the payment that will become due in March 2017.
Registration Rights Agreement
In April 2016, Varietal completed a registered sale of 9.2 million shares of our common stock. We received no proceeds from this sale and issued no additional shares of our common stock. Pursuant to our registration rights agreement with Varietal (see Note 7), we incurred expenses of $0.4 million related to the registered sale during the three months ended March 31, 2016.

(12)	Segment Financial Information
The following table presents segment financial information (in millions):

	Three months ended March 31,
	2016	2015
Net sales:
Americas	$666.7	$605.3
EMEA-APAC	431.6	424.3
Total	$1,098.3	$1,029.6
Operating income:
Americas	$43.4	$35.7
EMEA-APAC	36.3	38.1
Total	$79.7	$73.8
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.
We determined that disclosing net sales for each group of similar customers, products and services would be impracticable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read with our condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements.” This discussion and analysis contains forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those forward-looking statements. Refer to “Cautionary Factors Regarding Forward-Looking Statements” for additional information.
Basis of Presentation
Pursuant to the rules and regulations of the SEC for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2015, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
Overview
We are a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with laboratory product suppliers across multiple industries and geographies. We offer a broad portfolio of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ product needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our growth strategies include expanding our global strategic relationships, developing complementary new services, expanding our customer and supplier base, implementing best practices across our operations, broadening our offerings to underserved customer segments, executing targeted acquisitions and deploying capital to create stockholder value. As a result of executing our strategies, in the first quarter of 2016 we achieved net sales growth of 6.7%, primarily due to organic net sales growth of 6.0%, and Adjusted EPS increased by 21.2%. See “Key Indicators of Performance and Financial Condition” for additional information about organic net sales growth and Adjusted EPS, the reason for their inclusion in this discussion and analysis and where to find reconciliations from the most directly comparable GAAP measures.
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

•
Gross margin, net income and Adjusted EPS, which we discuss on a consolidated basis in the section entitled “Results of Operations.” Adjusted EPS is a non-GAAP financial measurement and a key performance indicator used by our investors and management to measure and evaluate our operating performance; and

•	Cash flows, particularly cash flows from operating activities, which we discuss in the section entitled “Liquidity and Capital Resources — Historical Cash Flows.”

Non-GAAP Financial Measurements
As appropriate, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that we believe are useful to investors, creditors and management in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operating results that provides a more complete understanding of our business. We strongly encourage readers to review our consolidated financial statements included elsewhere herein and in publicly filed reports in their entirety and not rely solely on any one, single financial measurement.
Reconciliations of organic net sales growth and Adjusted EPS to their most directly comparable GAAP-based financial measurements are included in the section entitled “Results of Operations.”
Results of Operations
This discussion and analysis includes a summary of our historical results followed by detailed comparisons. We have derived this data from our condensed consolidated financial statements included elsewhere in this report.
The following table presents a summary of our results of operations (dollars in millions, except per share data):

	Three months ended March 31,		Reported change
	2016	2015	Amount	%
Net sales	$1,098.3	$1,029.6	$68.7	6.7%
Organic net sales growth	6.0%	3.6%
Gross margin	28.3%	28.3%	—
Operating income	$79.7	$73.8	$5.9	8.0%
Operating income margin	7.3%	7.2%	10	basis points
Net income	$38.8	$71.5	$(32.7)	(45.7)%
Adjusted EPS	$0.40	$0.33	$0.07	21.2%
The following summarizes our first quarter 2016 results compared to the prior year:

•	Organic net sales growth of 6.0%. The Americas reported organic net sales growth of 7.6%, and EMEA-APAC reported organic net sales growth of 3.6%;

•	Gross margin was flat, as pricing benefits were offset by growth in services and product mix;

•	Operating income margin increased 10 basis points, with Americas operating income margin expanding 60 basis points and EMEA-APAC operating income margin declining 60 basis points;

•	Net income declined due to the absence of a significant non-cash net foreign currency remeasurement gain from our debt in the first quarter of 2015; and

•	Strong net sales growth and an $8.0 million decline in interest expense resulted in first quarter Adjusted EPS of $0.40, up 21.2%.

Net Sales and Organic Net Sales Growth
The following table presents net sales, net sales changes and organic net sales growth by segment (dollars in millions):

	Three months ended March 31,		Reported change		Components of reported change
					Currency translation	Acquisitions	Organic net sales growth
	2016	2015	Amount	%			Amount	%
Americas	$666.7	$605.3	$61.4	10.1%	$(6.5)	$21.8	$46.1	7.6%
EMEA-APAC	431.6	424.3	7.3	1.7%	(12.8)	4.9	15.2	3.6%
Total	$1,098.3	$1,029.6	$68.7	6.7%	$(19.3)	$26.7	$61.3	6.0%
Consolidated net sales increased $68.7 million or 6.7%, up 6.0% on an organic basis.
Americas net sales increased $61.4 million or 10.1%, up 7.6% on an organic basis, driven by strong sales growth to Biopharma and government customers. Sales to education customers were flat, while sales to healthcare and industrial customers increased. From a product perspective, net sales of chemicals increased double-digits, other consumables increased mid single-digits and equipment and instruments increased double digits. Net sales in the Americas benefited from improvements in both pricing and volume.
EMEA-APAC net sales increased $7.3 million or 1.7%, up 3.6% on an organic basis on strong sales to Biopharma customers. Net sales to healthcare and industrial customers increased, while net sales to education and government customers declined. Performance by customer group included growth in private sector revenues, somewhat offset by a lower level of government spending. From a product perspective, sales of chemicals were up by low-single digits, consumables increased by mid-single digits and capital goods increased by low single digits. Net sales in EMEA-APAC benefited from increased volume, offset in part by the timing of Easter, which fell in the first quarter of 2016.
Gross Profit and Gross Margin
The following table presents gross profit, gross margin and changes therein (dollars in millions):

	Three months ended March 31,		Reported change		Components of reported change
					Currency translation	Operations
	2016	2015	Amount	%		Amount	%
Gross profit	$310.6	$291.2	$19.4	6.7%	$(5.6)	$25.0	8.6%
Gross margin	28.3%	28.3%	—
Gross profit increased 6.7% on a higher level of sales. Excluding the effects of currency translation, gross profit increased 8.6%.
Gross profit margin was 28.3%, flat compared to prior year as pricing benefits were offset by growth in services and product mix.
SG&A Expenses
The following table presents SG&A expenses, SG&A expenses as a percentage of net sales and changes therein (dollars in millions):

	Three months ended March 31,		Reported change		Components of reported change
					Currency translation	Operations
	2016	2015	Amount	%		Amount	%
SG&A expenses	$230.9	$217.4	$13.5	6.2%	$(4.8)	$18.3	8.4%
SG&A expenses as a percentage of net sales	21.0%	21.1%	(10)	basis points
SG&A expenses increased $13.5 million or 6.2%, up 8.4% on a constant currency basis. The increase in SG&A expenses was driven by business acquisitions, the higher level of commercial operating performance and increased variable compensation levels in 2016 driven by the strong performance in the quarter.

Operating Income
The following table presents operating income, operating income margin and changes therein (dollars in millions):

	Three months ended March 31,		Reported change		Components of reported change
					Currency translation	Operations
	2016	2015	Amount	%		Amount	%
Operating income:
Americas	$43.4	$35.7	$7.7	21.6%	$—	$7.7	21.6%
EMEA-APAC	36.3	38.1	(1.8)	(4.7)%	(0.8)	(1.0)	(2.6)%
Total	$79.7	$73.8	$5.9	8.0%	$(0.8)	$6.7	9.1%
Operating income margin:
Americas	6.5%	5.9%	60	basis points
EMEA-APAC	8.4%	9.0%	(60)	basis points
Total	7.3%	7.2%	10	basis points
Consolidated operating income increased $5.9 million or 8.0%, up 9.1% on a constant currency basis.
Americas operating income increased $7.7 million or 21.6%, driven by strong sales growth, particularly to Biopharma and government customers. Americas operating income margins expanded 60 basis points to 6.5%, the result of organic net sales growth leveraging our primarily fixed cost infrastructure.
EMEA-APAC operating income declined $1.8 million or 4.7%, with $0.8 million of the decline due to the strengthening of the U.S. dollar against the euro and other major currencies. Operating income margin declined 60 basis points to 8.4%, impacted by the timing of Easter, which in 2016 meant a lower level of activity at our customers’ operations and resulted in one or two lost billing days in a number of countries. In addition, the first quarter of 2016 saw a higher level of variable compensation reserves driven by the strong company performance.
Net Income
The following table presents changes to the components of net income (dollars in millions):

	Three months ended March 31,		Reported change
	2016	2015	Amount	%
Operating income	$79.7	$73.8	$5.9	8.0%
Interest expense	(19.2)	(27.2)	8.0	29.4%
Other income (expense), net	(0.6)	70.3	(70.9)	n/m
Loss on extinguishment of debt	—	(1.8)	1.8	n/m
Income tax provision	(21.1)	(43.6)	22.5	51.6%
Net income	$38.8	$71.5	$(32.7)	(45.7)%
Net income declined $32.7 million primarily due to the absence of a significant non-cash net foreign currency remeasurement gain from our debt in the first quarter of 2015. Since October 2015, substantially all of our euro-denominated debt has been part of a hedging program. Other factors impacting net income include:

•	Higher operating income, up $5.9 million compared to prior year;

•	Interest expense, which decreased $8.0 million due to debt refinancing activity in 2015;

•	The 2015 loss on extinguishment of debt of $1.8 million, which was caused by the write-off of unamortized deferred financing costs following the repayment of term loans in 2015; and

•
Lower income tax provision, primarily due to the absence of the non-cash remeasurement gain described above. The effective tax rate was similar to the rate for the year ended December 31, 2015 as described in Note 18 to the consolidated financial statements in our Annual Report.

Adjusted EPS
The following table presents the reconciliation of Adjusted EPS from net income (in millions):

	Three months ended March 31,
	2016	2015
Net income	$38.8	$71.5
Amortization of acquired intangible assets	21.0	20.8
Net foreign currency remeasurement loss (gain) from financing activities	0.6	(70.3)
Loss on extinguishment of debt	—	1.8
Secondary equity offering costs	0.4	—
Loss from changes to estimated fair value of contingent consideration	0.2	—
Legacy facility exit charges	—	1.4
Income tax (benefit) provision applicable to adjustments, net	(7.8)	18.6
Net income, as adjusted	$53.2	$43.8

Adjusted EPS	$0.40	$0.33

Weighted average shares outstanding, diluted	131.6	131.9
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
Liquidity
As of March 31, 2016, we had aggregate unused availability of $275.9 million under our credit facilities, calculated as follows (in millions):

	A/R Facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$167.6	$250.0	$417.6
Undrawn letters of credit outstanding	(11.4)	(12.1)	(23.5)
Outstanding borrowings	(118.2)	—	(118.2)
Unused availability	$38.0	$237.9	$275.9
Borrowings under credit facilities are the most significant source of our liquidity. The daily average of aggregate borrowings outstanding under these facilities for the three months ended March 31, 2016 was $119.9 million. Our liquidity needs change daily, which causes our unused availability to fluctuate. Current availability under the A/R Facility also depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable.

Historical Cash Flows
The following table presents a summary of historical cash flows (in millions):

	Three months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$42.0	$(9.9)
Investing activities	(43.2)	(24.9)
Financing activities	(10.3)	23.8
Historical Cash Flows — Three Months Ended March 31, 2016
Operating Activities
Net cash provided by operating activities included a significant net contribution from earnings, excluding non-cash items such as depreciation and amortization. This contribution was reduced by investments in working capital. Changes in trade accounts receivable used cash of $32.4 million due primarily to organic net sales growth. Inventories and accounts payable each increased, following the organic net sales growth, and together used net cash of $5.5 million reflecting a greater stock of private label products and chemicals, the continuation of a global initiative to expand our product offerings and improve customer service levels.
Cash paid for interest was $15.0 million, and cash paid for income taxes was $10.3 million.
Investing Activities
Net cash used in investing activities was $43.2 million. We paid net cash of $28.9 million to acquire a business, and capital expenditures were $14.3 million.
Financing Activities
Net cash used in financing activities was $10.3 million. We paid $78.1 million to Varietal under the ITRA, which we partially financed with net proceeds from debt of $66.7 million.
Historical Cash Flows — Three Months Ended March 31, 2015
Operating Activities
Net cash used in operating activities included changes in trade accounts receivable, which used cash of $38.1 million due primarily to organic net sales growth. Changes in other assets and liabilities used cash of $26.3 million of cash, caused by the timing of annual variable compensation payments and semi-annual interest payments on our 7.25% senior notes, partially offset by the receipt of annual supplier rebates. Changes in accounts payable used cash of $14.7 million, a function of our standardized processes for payment, which may cause us to experience fluctuations in cash flows associated with accounts payable from period to period. These uses of cash were significantly offset by a net contribution from earnings, excluding non-cash items such as currency remeasurement and depreciation and amortization.
Cash paid for interest was $38.2 million and cash paid for income taxes was $7.3 million.
Investing Activities
Net cash used in investing activities was $24.9 million. We paid net cash of $15.6 million to acquire a business, and capital expenditures were $9.5 million.
Financing Activities
Net cash provided by financing activities was $23.8 million. On a net basis, we borrowed $36.2 million representing net usage of our credit facilities, which we subsequently repaid using a portion of the net proceeds from the 4.625% senior notes. We also paid $4.5 million of debt issuance costs related to the 4.625% senior notes and $9.8 million to Varietal under the ITRA.

New Accounting Standards
For information about new accounting standards, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In April 2016, we entered into two interest rate swaps that we designated as cash flow hedges of the variable LIBOR rate on our term A loan. For additional information, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.” Had both interest rate swaps been in place at December 31, 2015, the exposure we reported from a 100 basis point increase in variable interest rates would have been reduced from $9.7 million per annum to $4.7 million per annum.
There have been no other significant changes to our disclosures about market risk since the date of our Annual Report.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
Except for the following risk factor set forth below, which has been revised to reflect that we are no longer a controlled company, there were no material changes in risk factors that are included in our Annual Report that could affect our business, results of operations and financial condition.
Madison Dearborn Partners has the ability to strongly influence corporate activities, and their interests may not coincide with yours.
Madison Dearborn Partners beneficially owns, through its control of Varietal, approximately 47% of our common stock. As a result of its beneficial ownership, Madison Dearborn Partners, so long as it continues to beneficially own a significant amount of our outstanding common stock, will have the ability to strongly influence the outcome of matters submitted to a vote of stockholders and, through the Board, the ability to strongly influence decision-making with respect to our business direction and policies. Matters over which Madison Dearborn Partners, directly or indirectly, exercises significant influence include:

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
Under our amended and restated certificate of incorporation, Madison Dearborn Partners and its affiliates will not have any obligation to present to us, and Madison Dearborn Partners and its affiliates may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.
In addition, in connection with our IPO, we entered into a director nomination agreement with Varietal that provides Varietal the right to designate nominees for election to our Board for so long as Varietal beneficially owns 10% or more of the total number of shares of our common stock then outstanding. The director nomination agreement provides that Madison Dearborn Partners may cause Varietal to assign such right to Madison Dearborn Partners or to a Madison Dearborn Partners’ affiliate so long as Madison Dearborn Partners and its affiliates are the beneficial owners of 50% or more of Varietal’s voting equity interests.

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

VWR Corporation

Date: May 5, 2016	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Method of Filing

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

E-1