Form 10-Q
period 2016-06-30
VWR Corp
filed 2016-08-04
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No
On July 28, 2016, 131,477,549 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the quarterly period ended June 30, 2016

i

Glossary of Commonly Used Terms

Description
Company, we, us, our	VWR Corporation and its consolidated subsidiaries
2014 Plan	the VWR Corporation 2014 Equity Incentive Plan
Adjusted EPS*	our net income, adjusted for certain items, divided by diluted weighted average shares outstanding
Americas	a segment covering North, Central and South America
AOCI	accumulated other comprehensive income or loss
Annual Report	our Annual Report on Form 10-K filed with the SEC on February 25, 2016
Biopharma	the combination of the pharmaceutical and biotechnology sectors
Board	the board of directors of VWR Corporation
bps	basis points
EMEA-APAC	a segment covering Europe, Middle East, Africa and Asia-Pacific
FASB	the Financial Accounting Standards Board
IPO	our initial public offering which occurred in 2014
LIBOR	the applicable British Bankers Association London Interbank Offered Rate
GAAP	United States generally accepted accounting principles
ITRA	the income tax receivable agreement between us and Varietal
EURIBOR	the applicable interest rate determined by the Banking Federation of the European Union
Organic net sales growth*
the reported growth in net sales compared to a prior period, adjusted by the impact of changes in foreign currency rates and the contribution of acquisitions to the extent not present in the prior reported results

SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Varietal	Varietal Distribution Holdings, LLC
VWR Funding	VWR Funding, Inc., our wholly-owned subsidiary

*
Denotes a non-GAAP financial measurement. See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Indicators of Performance and Financial Condition” for more information, including where to find reconciliations from the most directly comparable GAAP-based financial measurements.

Cautionary Factors Regarding Forward-Looking Statements
This report contains forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.

ii

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
You should understand that the following important factors, in addition to those discussed in our Annual Report and Part II, Item 1A — “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	unfavorable political, economic, capital and credit market conditions in the regions where we operate;

•	changes in our customers’ research, development and production and other scientific endeavors;

•	changes to the life science industry adversely affecting our business;

•	increased competition from other companies in our industry and our ability to increase our market shares in the geographic regions where we operate;

•	our ability to maintain relationships with our customers and suppliers;

•	our ability to consummate and integrate prior and future acquisitions;

•	the international scope of our operations;

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets;

•	existing and increased government regulations to which we and our suppliers are subject;

•	our ability to comply with applicable antitrust or competition laws;

•	increased costs to comply with environmental, health and safety laws and regulations;

•	product liability and other claims in the ordinary course of business;

•	our ability to hire, train and retain executive officers and other key personnel;

•	significant interruptions in the operations of our distribution centers or the operations of our suppliers;

•	failure of our information services and its connectivity to our customers, suppliers and/or certain service providers;

•	our failure to register and in some cases own the existing applications and registrations for our material trademarks or service marks in certain countries where we do business;

•	foreign currency exchange rate fluctuations; and

•	unanticipated increases to our income tax liabilities.
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
VWR Corporation and Subsidiaries

VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$112.9	$136.3
Trade accounts receivable, net of reserves of $11.0 and $12.0	639.2	583.2
Inventories	457.9	424.0
Other current assets	96.3	89.5
Total current assets	1,306.3	1,233.0
Property and equipment, net	239.4	228.2
Goodwill	1,836.7	1,791.4
Other intangible assets, net	1,452.1	1,455.6
Other assets	91.3	85.6
Total assets	$4,925.8	$4,793.8
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current portion of debt	$129.1	$92.8
Accounts payable	501.2	474.5
Employee-related liabilities	83.7	61.4
Current amount due to Varietal — ITRA	29.2	78.1
Other current liabilities	125.1	112.3
Total current liabilities	868.3	819.1
Debt, net of current portion	1,895.8	1,896.2
Amount due to Varietal — ITRA, net of current portion	55.8	85.0
Deferred income tax liabilities	466.9	459.5
Other liabilities	158.2	158.8
Total liabilities	3,445.0	3,418.6
Commitments and contingencies (Note 7)
Redeemable equity, at redemption value	25.8	38.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.5 and 131.4 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,753.2	1,735.1
Retained earnings	86.9	6.3
Accumulated other comprehensive loss	(386.4)	(406.3)
Total stockholders’ equity	1,455.0	1,336.4
Total liabilities, redeemable equity and stockholders’ equity	$4,925.8	$4,793.8

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$1,149.5	$1,081.2	$2,247.8	$2,110.8
Cost of goods sold	826.1	782.7	1,613.8	1,521.1
Gross profit	323.4	298.5	634.0	589.7
Selling, general and administrative expenses	238.8	220.9	469.7	438.3
Operating income	84.6	77.6	164.3	151.4
Interest expense	(20.7)	(28.4)	(39.9)	(55.6)
Other income (expense), net	0.1	(18.6)	(0.5)	51.7
Loss on extinguishment of debt	—	(0.6)	—	(2.4)
Income before income taxes	64.0	30.0	123.9	145.1
Income tax provision	(22.2)	(11.7)	(43.3)	(55.3)
Net income	$41.8	$18.3	$80.6	$89.8
Earnings per share:
Basic	$0.32	$0.14	$0.61	$0.68
Diluted	0.32	0.14	0.61	0.68
Weighted average shares outstanding:
Basic	131.4	131.4	131.4	131.4
Diluted	131.7	132.1	131.6	132.0

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$41.8	$18.3	$80.6	$89.8
Other comprehensive (loss) income:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(21.6)	35.8	22.6	(130.2)
Derivative instruments:
Net unrealized loss arising during the period	(2.3)	(0.9)	(3.1)	(0.8)
Reclassification of net loss (gain) into earnings	0.1	0.2	(0.8)	0.2
Defined benefit plans:
Reclassification of net loss into earnings	0.6	0.6	1.2	1.3
Other comprehensive (loss) income	(23.2)	35.7	19.9	(129.5)
Comprehensive income (loss)	$18.6	$54.0	$100.5	$(39.7)
VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholders’ Equity (Unaudited)
(in millions)

	Redeemable equity, at redemption value	Stockholders’ equity
		Common stock		Additional paid-in capital	Retained earnings	AOCI	Total
		Shares	Par value
Balance at December 31, 2015	$38.8	131.4	$1.3	$1,735.1	$6.3	$(406.3)	$1,336.4
Share-based compensation expense	—	—	—	3.8	—	—	3.8
Issuance of common stock	—	0.1	—	1.3	—	—	1.3
Reclassifications to state redeemable equity at redemption value	(13.0)	—	—	13.0	—	—	13.0
Net income	—	—	—	—	80.6	—	80.6
Other comprehensive income	—	—	—	—	—	19.9	19.9
Balance at June 30, 2016	$25.8	131.5	$1.3	$1,753.2	$86.9	$(386.4)	$1,455.0

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$80.6	$89.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.4	61.3
Net foreign currency remeasurement loss (gain)	3.8	(50.2)
Deferred income tax provision	11.9	31.0
Loss on extinguishment of debt	—	2.4
Share-based compensation expense	3.8	2.4
Other, net	4.0	6.7
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(40.7)	(43.1)
Inventories	(25.0)	(12.0)
Accounts payable	22.6	6.0
Other assets and liabilities	(4.8)	2.8
Net cash provided by operating activities	119.6	97.1
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(45.0)	(44.6)
Capital expenditures	(29.8)	(16.5)
Other investing activities	—	1.9
Net cash used in investing activities	(74.8)	(59.2)
Cash flows from financing activities:
Proceeds from debt	363.7	1,188.9
Repayment of debt	(354.6)	(1,193.0)
Payments to Varietal under ITRA	(78.1)	(9.8)
Payment of debt issuance costs	—	(5.2)
Other financing activities	(1.7)	(0.6)
Net cash used in financing activities	(70.7)	(19.7)
Effect of exchange rate changes on cash	2.5	(6.3)
Net (decrease) increase in cash and cash equivalents	(23.4)	11.9
Cash and cash equivalents at beginning of period	136.3	118.0
Cash and cash equivalents at end of period	$112.9	$129.9
Supplemental disclosures of cash flow information:
Cash paid for interest	$41.7	$44.9
Cash paid for income taxes, net	33.5	19.7

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations and Basis of Presentation
We are a leading global independent provider of product and service solutions to laboratory and production customers. We have significant market positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with laboratory product suppliers across multiple industries and geographies. We offer a broad portfolio of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
The following describes our corporate organization at June 30, 2016:

•
Varietal — Following a 2007 merger, Varietal was our only stockholder until our IPO in October 2014 and since then had been our majority stockholder through March 2016. Private equity funds managed by Madison Dearborn Partners hold a controlling interest in Varietal. Our condensed consolidated balance sheets reflect significant amounts of goodwill and other intangible assets as a result of the 2007 merger.

In April 2016, Varietal completed a sale of our common stock that caused it to no longer hold a majority ownership interest in us. As a result, we experienced a change in control under U.S. federal tax regulations which may impact (i) the amount and timing of the utilization of our net operating loss carryforwards; (ii) the timing of payments under an ITRA with Varietal (see Note 11); and (iii) the amount of cash taxes we expect to pay in future periods.

•
VWR Funding and its wholly-owned subsidiaries — VWR Funding is our wholly-owned subsidiary and the sole issuer of our debt. Certain of those debt agreements restrict its ability to make distributions to us.

Basis of Presentation
We report financial results on the basis of two segments organized by geographic region: the Americas and EMEA-APAC.
We have prepared these condensed consolidated financial statements without audit pursuant to the rules and regulations of the SEC. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to such rules and regulations. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. Those audited consolidated financial statements include a summary of our significant accounting policies, to which there have been no material changes.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of VWR Corporation and the redeemable equity of Varietal, each after the elimination of intercompany balances and transactions.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expense, income and loss during the reporting period. Actual results could differ significantly from those estimates.

(2)	New Accounting Standards
In March 2016, the FASB issued new guidance to simplify several aspects of accounting and presentation for share-based compensation. The new guidance is effective for us beginning in the first quarter of 2017, with early adoption permitted. We expect to early adopt the guidance in the fourth quarter of 2016 and do not expect that the standard will result in a material change to our financial statements.
In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on our consolidated balance sheet as liabilities with corresponding right-of-use assets. The new guidance is effective for us beginning in the first quarter of 2019, with early adoption permitted. The guidance must be adopted using a modified retrospective approach. We are continuing to evaluate the impact of this new guidance.
In May 2014, the FASB issued comprehensive revenue recognition guidance. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning in the first quarter of 2018. The standard may be adopted using either a full retrospective or a modified retrospective approach. We are continuing to evaluate the impact of this pronouncement and the method by which we will adopt it.

(3)	Earnings per Share
The following table presents the reconciliation of weighted average shares outstanding used to calculate basic and diluted earnings per share (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding, basic	131.4	131.4	131.4	131.4
Dilutive effect of share-based instruments	0.3	0.7	0.2	0.6
Weighted average shares outstanding, diluted	131.7	132.1	131.6	132.0
For the three and six months ended June 30, 2016, 2.8 million and 3.7 million, respectively, of anti-dilutive share-based instruments were excluded from the calculation of diluted earnings per share.

(4)	Goodwill and Other Intangible Assets, net
The following tables present information about goodwill by segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2015	$1,046.3	$745.1	$1,791.4
Acquisitions	15.8	12.1	27.9
Currency translation	5.3	12.1	17.4
Balance at June 30, 2016	$1,067.4	$769.3	$1,836.7

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated impairment losses	Net carrying amount	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Americas	$1,274.0	$206.6	$1,067.4	$1,252.9	$206.6	$1,046.3
EMEA-APAC	769.3	—	769.3	745.1	—	745.1
Total	$2,043.3	$206.6	$1,836.7	$1,998.0	$206.6	$1,791.4
The following table presents the components of other intangible assets (in millions):

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Customer relationships	$1,435.3	$626.3	$809.0	$1,402.2	$581.4	$820.8
Other	34.6	19.1	15.5	30.3	15.2	15.1
Total	1,469.9	645.4	824.5	1,432.5	596.6	835.9
Indefinite-lived intangible assets:
Trademarks and tradenames	627.6	—	627.6	619.7	—	619.7
Other intangible assets	$2,097.5	$645.4	$1,452.1	$2,052.2	$596.6	$1,455.6

(5)	Debt
The following table presents information about debt (dollars in millions):

	June 30, 2016			December 31, 2015
	Interest terms	Rate	Amount
Accounts receivable securitization facility	LIBOR plus 1.15%	1.60%	$74.1	$38.0
Senior credit facility:
Term A loan, net of discount of $5.5 and $6.1	LIBOR plus 2.00%	2.71%	881.8	903.9
Term B loan, net of discount of $4.3 and $4.7	EURIBOR plus 3.25%	4.00%	503.8	494.8
4.625% senior notes, net of discount of $7.8 and $8.4	Fixed rate	4.63%	551.5	538.6
Other debt			13.7	13.7
Total debt			$2,024.9	$1,989.0
Classification on consolidated balance sheets:
Current portion of debt			$129.1	$92.8
Debt, net of current portion			1,895.8	1,896.2
Total debt			$2,024.9	$1,989.0
In the table above, discounts include unamortized original issue discounts and debt issuance costs. EURIBOR is subject to a floor of 0.75% and other debt includes capital lease obligations and subsidiary loans from local banks. Borrowings under the accounts receivable securitization facility and the multi-currency revolving credit facility, if any, are included in the current portion of debt because we frequently borrow from and repay them to satisfy short term cash requirements.
In April 2016, we entered into two interest rate swaps that exchange LIBOR for fixed rates on a portion of our term A loan. See Note 6.
The following table presents availability under credit facilities at June 30, 2016 (in millions):

	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(10.6)	(0.8)	(11.4)
Outstanding borrowings	(74.1)	—	(74.1)
Unused availability	$90.3	$249.2	$339.5
Current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable.

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
The following table presents the carrying amounts and fair values of debt instruments (in millions):

	June 30, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
Accounts receivable securitization facility	$74.1	$74.1	$38.0	$38.0
Senior credit facility:
Term A loan	881.8	870.1	903.9	901.5
Term B loan	503.8	508.8	494.8	500.5
4.625% senior notes	551.5	565.2	538.6	536.5
Other debt	13.7	13.7	13.7	13.7
The fair values of debt instruments are based on quoted market prices and standard pricing models that take into account the present value of future cash flows, which are Level 2 measurements.
At June 30, 2016 and December 31, 2015, the amount due to Varietal under the ITRA (see Note 11) had carrying amounts of $85.0 million and $163.1 million, respectively, and fair values of $71.7 million and $147.6 million, respectively. The fair values were estimated using a combination of observable and unobservable inputs following an income-based approach, a Level 3 measurement.
Recurring Fair Value Measurements with Significant Unobservable Inputs
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition.
The following table presents changes in contingent consideration liabilities (in millions):

Six months ended June 30, 2016
Beginning balance	$21.0
Acquisitions	10.8
Loss from changes to estimated fair value	0.2
Settlements in cash	(2.5)
Currency translation	(0.5)
Ending balance	$29.0

We estimate the fair value of contingent consideration using the average of probability-weighted potential earn-out payments specified in the purchase agreements, a Level 3 measurement, ranging in the aggregate from approximately zero to $37 million for all open earn-outs at June 30, 2016. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
Derivative Instruments and Hedging Activities
We engage in hedging activities to reduce our exposure to changes in variable interest rates and foreign currency exchange rates. Our hedging activities are designed to manage specific risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities consist of the following:

•	Cash flow hedging — We hedge the variable base interest rate of a portion of our term A loan using interest rate swaps;

•	Net investment hedging — We hedge a portion of our net investment in euro-denominated foreign operations using our 4.625% senior notes and a portion of our term B loan;

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

Cash Flow Hedging
We have entered into two interest rate swaps that we designated as cash flow hedges of the variable LIBOR rate on our term A loan. Beginning April 2016, we swapped LIBOR for a 1.00% fixed rate on $375.0 million of our term A loan. Beginning September 2016, we will swap LIBOR for a 1.05% fixed rate on an additional $125.0 million of our term A loan. Both interest rate swaps mature on September 28, 2020. These hedges have been and are expected to continue to be fully effective. As a result, changes to the fair value of the interest rate swaps, which otherwise would be recognized in earnings, are deferred to AOCI.
Net Investment Hedging
We have designated €410.0 million of our term B loan and all €503.8 million of our 4.625% senior notes as hedges to protect a portion of our net investment in foreign operations from the impact of changes in the euro to U.S. dollar exchange rate. As a result of these hedge designations, the net unrealized foreign currency remeasurement gain or loss on the hedging instruments, which otherwise would be recognized in earnings, is deferred to AOCI and equally offsets the net unrealized gain or loss from the translation of the hedged portion of our net investment in foreign operations. These hedges have no other impact to our financial position, financial performance or cash flows.

Tabular Disclosures
The following table presents the balance sheet classification and fair values of instruments in hedging relationships, all of which are Level 2 measurements (in millions):

	Balance sheet classification	June 30, 2016	December 31, 2015
Cash flow hedging:
$375.0 interest rate swap	Other liabilities	$3.7	$—
$125.0 interest rate swap	Other liabilities	1.3	—
Net investment hedging:
Portion of term B loan	Debt, net of current portion	455.8	402.6
4.625% senior notes	Debt, net of current portion	565.2	536.5
The following table presents the net unrealized gain (loss) deferred to AOCI resulting from instruments in hedging relationships and hedged items (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cash flow hedging:
$375.0 interest rate swap	$(4.1)	$—	$(4.1)	$—
$125.0 interest rate swap	(1.3)	—	(1.3)	—
Net investment hedging:
Portion of net investment in foreign operations	(24.7)	19.5	21.1	22.2
Portion of term B loan	10.5	—	(8.9)	—
4.625% senior notes	14.2	(19.5)	(12.2)	(22.2)
All of our hedges were fully effective for the periods presented.
The following table presents the net gain (loss) reclassified from AOCI into interest expense as a result of hedging activities (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
$375.0 interest rate swap	$(0.4)	$—	$(0.4)	$—

(7)	Commitments and Contingencies
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
Employment Agreements
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive officers under these provisions was $10.3 million at June 30, 2016.
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
During the three and six months ended June 30, 2016, we incurred expenses of $0.4 million and $0.8 million, respectively, pursuant to the registration rights agreement. See Note 11.

(8)	Share-Based Compensation
The following table presents the components of share-based compensation expense, a component of selling, general and administrative expenses (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
2014 Plan	$2.3	$1.1	$3.6	$2.2
Other	0.1	0.2	0.2	0.2
Total	$2.4	$1.3	$3.8	$2.4
At June 30, 2016, remaining share-based compensation expense of $29.6 million related to unvested awards will be recognized over a weighted average period of 3.5 years.
2014 Plan
The 2014 Plan authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At June 30, 2016, 5.6 million shares were available for future issuance. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.
The following table presents information about stock options under the 2014 Plan (in millions, except per option amounts and years):

	Six months ended June 30, 2016
	Number of stock options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term in years
Outstanding at beginning of period	3.2	$21.03
Granted	2.8	24.63
Forfeited	(0.1)	21.35
Outstanding at end of period	5.9	22.74	$36.2	5.9
Expected to vest	5.5	22.74	34.0	5.9
Exercisable	0.1	21.00	1.0	5.3
In 2016, we granted stock options to management under the 2014 Plan. The stock options vest 25% on the first anniversary of the date of grant and 6.25% quarterly thereafter through the fourth anniversary of the date of grant and have a seven-year term.
The following table presents information about the fair value of stock options granted in 2016:

Weighted average grant date fair value	$6.69
Expected stock price volatility	30%
Risk free interest rate	1.16%
Expected dividend rate	nil
Expected life of options in years	4.6

(9)    Benefit Plans
The following tables present the components of net periodic pension (income) cost (in millions):

	U.S. Retirement Plan		German, French and UK Plans
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	1.7	1.9	1.1	1.3
Expected return on plan assets	(3.3)	(3.5)	(1.2)	(1.2)
Recognized net actuarial loss	—	—	0.8	0.9
Net periodic pension (income) cost	$(1.4)	$(1.4)	$1.0	$1.4

	U.S. Retirement Plan		German, French and UK Plans
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$0.4	$0.4	$0.7	$0.8
Interest cost	3.4	3.8	2.3	2.6
Expected return on plan assets	(6.6)	(7.1)	(2.4)	(2.4)
Recognized net actuarial loss	—	—	1.7	1.8
Net periodic pension (income) cost	$(2.8)	$(2.9)	$2.3	$2.8
During the six months ended June 30, 2016, we made no contributions to the U.S. Retirement Plan and $0.1 million of aggregate contributions to the German, French and UK Plans. For the remainder of 2016, we expect to make no contributions to the U.S. Retirement Plan and aggregate contributions of $5.3 million to the German, French and UK Plans.

(10)	Comprehensive Income or Loss
The following table presents changes in the components of AOCI, net of tax (in millions):

	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2015	$(365.3)	$2.0	$(43.0)	$(406.3)
Net unrealized gain (loss) arising during the period	22.6	(3.1)	—	19.5
Reclassification of net (gain) loss into earnings	—	(0.8)	1.2	0.4
Balance at June 30, 2016	$(342.7)	$(1.9)	$(41.8)	$(386.4)

The following table presents information about the reclassification of net (gain) loss from AOCI into earnings (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Derivative instruments:
Cost of goods sold	$(0.1)	$—	$(1.2)	$(0.4)
Interest expense	0.4	0.1	0.4	0.2
Loss on extinguishment of debt	—	0.1	—	0.3
Income tax provision	(0.2)	—	—	0.1
Net income	$0.1	$0.2	$(0.8)	$0.2
Defined benefit plans:
Selling, general and administrative expenses	$0.9	$0.9	$1.7	$1.9
Income tax provision	(0.3)	(0.3)	(0.5)	(0.6)
Net income	$0.6	$0.6	$1.2	$1.3
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Foreign currency translation:
Net unrealized income tax (provision) benefit arising during the period	$(9.6)	$8.7	$8.2	$8.7
Derivative instruments:
Net unrealized income tax benefit (provision) arising during the period	1.8	—	2.2	(0.1)
Reclassification of net income tax (benefit) provision into earnings	(0.2)	—	—	0.1
Defined benefit plans:
Reclassification of net income tax benefit into earnings	(0.3)	(0.3)	(0.5)	(0.6)

(11)	Related Party Transactions
Due to Varietal — ITRA
We are party to an ITRA with Varietal. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to the IPO. As noted previously, Madison Dearborn Partners owns a controlling interest in Varietal.
The timing of payments under the ITRA corresponds to the year subsequent to the year in which the net operating loss carryforwards are claimed on our tax return. We made a payment under the ITRA of $78.1 million during the six months ended June 30, 2016. At June 30, 2016, the remaining amount due to Varietal under the ITRA was $85.0 million, $29.2 million of which is classified as current and represents our estimate of the payment that will become due in March 2017.
Registration Rights Agreement
During the six months ended June 30, 2016, Varietal completed registered sales of 17.2 million shares of our common stock. We received no proceeds from these sales and issued no additional shares of our common stock. Pursuant to our registration rights agreement with Varietal (see Note 7), we incurred expenses of $0.4 million and $0.8 million related to the registered sales during the three and six months ended June 30, 2016, respectively.

(12)	Segment Financial Information
The following table presents segment financial information (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales:
Americas	$694.9	$651.8	$1,361.6	$1,257.1
EMEA-APAC	454.6	429.4	886.2	853.7
Total	$1,149.5	$1,081.2	$2,247.8	$2,110.8
Operating income:
Americas	$43.6	$41.2	$87.0	$76.9
EMEA-APAC	41.0	36.4	77.3	74.5
Total	$84.6	$77.6	$164.3	$151.4
Inter-segment activity has been eliminated; therefore, net sales for each segment are all from external customers. We determined that disclosing net sales for each group of similar customers, products and services would be impracticable.

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
We report financial results on the basis of two segments organized by geographic region: the Americas and EMEA-APAC.
Overview
We are a leading global independent provider of product and service solutions to laboratory and production customers. We have significant market positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with laboratory product suppliers across multiple industries and geographies. We offer a broad portfolio of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ product needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our growth strategies include expanding our global strategic relationships, developing complementary new services, expanding our customer and supplier base, implementing best practices across our operations, broadening our offerings to underserved customer segments, executing targeted acquisitions and deploying capital to create stockholder value. The execution of our strategies in the second quarter of 2016 contributed to our $0.18 growth in diluted earnings per share.

Key Indicators of Performance and Financial Condition
To evaluate our performance, we monitor a number of key indicators of our performance and financial condition.

•
Net sales, organic net sales growth, operating income and operating income margin, which we discuss in the section entitled “Results of Operations.” Organic net sales growth is a non-GAAP financial measurement that eliminates the contribution from recently acquired businesses and the impact of changes in foreign currency exchange rates from our reported net sales. We believe that this measurement is useful to investors as an additional way to measure and evaluate our underlying commercial operating performance consistently across the periods presented. This measurement is used by our management for the same reason;

•
Constant-currency changes in gross profit, SG&A expenses and operating income, which we discuss in the section entitled “Results of Operations.” These are non-GAAP financial measurements that exclude the impact of changes in foreign currency exchange rates from our reported results. We believe that these measurements are useful to investors as an additional way to measure and evaluate our underlying commercial operating performance excluding the effects of currency changes, which we cannot control. These measurements are used by our management for the same reason;

•	Gross margin, net income and diluted earnings per share, which we discuss in the section entitled “Results of Operations;”

•
Adjusted EPS, which we discuss in materials furnished to the SEC and other public materials related to our presentation of quarterly results. Adjusted EPS is a non-GAAP financial measurement that eliminates the effect of the amortization of acquired intangible assets, changes in foreign currency exchange rates related to financing decisions and certain other items. We then add or subtract an estimated incremental income tax effect applicable to those items. We believe that this measurement is useful to investors as an additional way to analyze the underlying trends in our business consistently across the periods presented. This measurement is used by our management for the same reason; and

•	Cash flows, particularly cash flows from operating activities, which we discuss in the section entitled “Liquidity and Capital Resources — Historical Cash Flows.”
Cautionary Statement about Non-GAAP Financial Measurements
As previously noted, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that are used by management, and which we believe are useful to investors, as supplemental operational measurements to evaluate our financial performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements included elsewhere herein and in publicly filed reports in their entirety and not rely solely on any one, single financial measurement.
Reconciliations of our non-GAAP measurements to their most directly comparable GAAP-based financial measurements are included throughout the section entitled “Results of Operations.”

Results of Operations
This discussion and analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results. We have derived this data from our condensed consolidated financial statements included elsewhere in this report.
The following table presents a summary of our results of operations (dollars in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
Net sales	$1,149.5	$1,081.2	$68.3		$2,247.8	$2,110.8	$137.0
Organic net sales growth	4.4%				5.2%
Gross margin	28.1%	27.6%	50	bps	28.2%	27.9%	30	bps
Operating income	$84.6	$77.6	$7.0		$164.3	$151.4	$12.9
Operating income margin	7.4%	7.2%	20	bps	7.3%	7.2%	10	bps
Net income	$41.8	$18.3	$23.5		$80.6	$89.8	$(9.2)
Diluted earnings per share	0.32	0.14	0.18		0.61	0.68	(0.07)
The following summarizes second quarter 2016 results compared to the prior year:

•	Net sales increased 6.3%, 4.4% on an organic basis. Americas net sales increased 6.6%, 3.9% on an organic basis. EMEA-APAC net sales increased 5.9%, 5.1% on an organic basis;

•	Gross margin improved 50 basis points as a result of pricing benefits and favorable customer mix;

•	Operating income margin improved 20 basis points, with Americas operating income margin flat and EMEA-APAC operating income margin improving 50 basis points; and

•	Net income and diluted earnings per share more than doubled due to the absence of a significant non-cash net foreign currency remeasurement loss from our debt in the second quarter of 2015.
First half 2016 results were fairly similar to the quarterly results. The Americas continued to show strong results in the second quarter that were overall slightly down compared to the first quarter. EMEA-APAC second quarter results improved overall compared to the first quarter.

Net Sales and Organic Net Sales Growth
The following tables present information about net sales and organic net sales growth (dollars in millions):

	June 30,		Net sales growth		Non-GAAP reconciliation
					Currency translation	Acquisitions	Organic net sales growth
	2016	2015	Amount	%			Amount	%
Three months ended:
Americas	$694.9	$651.8	$43.1	6.6%	$(3.7)	$21.1	$25.7	3.9%
EMEA-APAC	454.6	429.4	25.2	5.9%	0.3	3.1	21.8	5.1%
Total	$1,149.5	$1,081.2	$68.3	6.3%	$(3.4)	$24.2	$47.5	4.4%
Six months ended:
Americas	$1,361.6	$1,257.1	$104.5	8.3%	$(10.2)	$42.9	$71.8	5.7%
EMEA-APAC	886.2	853.7	32.5	3.8%	(12.5)	8.0	37.0	4.3%
Total	$2,247.8	$2,110.8	$137.0	6.5%	$(22.7)	$50.9	$108.8	5.2%
Three Months Ended
Net sales increased $68.3 million or 6.3%, up 4.4% on an organic basis.
Americas net sales increased $43.1 million or 6.6%, up 3.9% on an organic basis, driven by strong sales growth to Biopharma and government customers. Sales to education and healthcare customers increased, while sales to industrial customers were down slightly. From a product perspective, net sales of chemicals increased double-digits, while other consumables and capital goods increased low single-digits. Net sales in the Americas benefited from improvements in both pricing and volume.
EMEA-APAC net sales increased $25.2 million or 5.9%, up 5.1% on an organic basis on strong sales to Biopharma and industrial customers. Net sales to healthcare customers increased, net sales to education customers were flat while net sales to government customers declined. Performance by customer group included growth in private sector spending, somewhat offset by a lower level of government spending. From a product perspective, sales of chemicals were up by mid-single-digits, other consumables increased by high single-digits and capital goods were flat. Results were positively impacted by the timing of Easter, which fell in the first quarter this year as opposed to the second quarter last year. Net sales in EMEA-APAC also benefited from increased volume and improved pricing.
Six Months Ended
Net sales increased $137.0 million or 6.5%, up 5.2% on an organic basis.
Americas net sales increased $104.5 million or 8.3%, up 5.7% on an organic basis for reasons similar to the three-month period, except that net sales were slightly better across most customer and product groups due to the strong first quarter 2016 results.
EMEA-APAC net sales increased $32.5 million or 3.8%, up 4.3% on an organic basis for reasons similar to the three-month period, except that net sales to Biopharma customers were stronger, and net sales across most other customer and product groups were tempered due to the strength of our second quarter 2016 results compared to the first quarter.

Gross Profit and Gross Margin
The following tables present information about gross profit and gross margin (dollars in millions):

	June 30,		Reported change		Non-GAAP reconciliation
					Currency translation	Constant-currency
	2016	2015	Amount	%		Amount	%
Three months ended:
Gross profit	$323.4	$298.5	$24.9	8.3%	$(1.0)	$25.9	8.7%
Gross margin	28.1%	27.6%	50	bps
Six months ended:
Gross profit	$634.0	$589.7	$44.3	7.5%	$(6.6)	$50.9	8.6%
Gross margin	28.2%	27.9%	30	bps
For the three months ended June 30, 2016, gross profit increased 8.3%, up 8.7% on a constant-currency basis, reflecting a higher level of net sales and gross margin improvement. Gross margin was 28.1%, up 50 basis points compared to prior year as a result of pricing benefits and favorable customer mix.
For the six months ended June 30, 2016, gross profit increased 7.5%, up 8.6% on a constant-currency basis for reasons similar to the three-month period.
SG&A Expenses
The following tables present information about SG&A expenses (dollars in millions):

	June 30,		Reported change		Non-GAAP reconciliation
					Currency translation	Constant-currency
	2016	2015	Amount	%		Amount	%
Three months ended:
SG&A expenses	$238.8	$220.9	$17.9	8.1%	$(0.8)	$18.7	8.5%
% of net sales	20.8%	20.4%	40	bps
Six months ended:
SG&A expenses	$469.7	$438.3	$31.4	7.2%	$(5.6)	$37.0	8.4%
% of net sales	20.9%	20.8%	10	bps
For the three months ended June 30, 2016, SG&A expenses increased $17.9 million or 8.1%, up 8.5% on a constant-currency basis, reflecting increased variable compensation in 2016, caused by strong performance in the quarter, as well as business acquisitions.
For the six months ended June 30, 2016, SG&A expenses increased $31.4 million or 7.2%, up 8.4% on a constant-currency basis, for reasons similar to the three-month period.

Operating Income
The following table presents information about operating income (dollars in millions):

	June 30,		Reported change		Non-GAAP reconciliation
					Currency translation	Constant-currency
	2016	2015	Amount	%		Amount	%
Three months ended:
Operating income:
Americas	$43.6	$41.2	$2.4	5.8%	$(0.1)	$2.5	6.1%
EMEA-APAC	41.0	36.4	4.6	12.6%	(0.1)	4.7	12.9%
Total	$84.6	$77.6	$7.0	9.0%	$(0.2)	$7.2	9.3%
Operating income margin:
Americas	6.3%	6.3%	—
EMEA-APAC	9.0%	8.5%	50	bps
Total	7.4%	7.2%	20	bps
Six months ended:
Operating income:
Americas	$87.0	$76.9	$10.1	13.1%	$(0.1)	$10.2	13.3%
EMEA-APAC	77.3	74.5	2.8	3.8%	(0.9)	3.7	5.0%
Total	$164.3	$151.4	$12.9	8.5%	$(1.0)	$13.9	9.2%
Operating income margin:
Americas	6.4%	6.1%	30	bps
EMEA-APAC	8.7%	8.7%	—
Total	7.3%	7.2%	10	bps
Three Months Ended
Consolidated operating income increased $7.0 million or 9.0%, up 9.3% on a constant-currency basis, with operating income margin up 20 basis points.
Americas operating income increased $2.4 million or 5.8%, up 6.1% on a constant-currency basis, driven by the net sales growth and the gross margin improvement, partially offset by higher SG&A expenses previously discussed.
EMEA-APAC operating income increased $4.6 million or 12.6%, up 12.9% on a constant-currency basis, with operating income margin up 50 basis points, for reasons similar to the Americas and augmented by the favorable timing of Easter.
Six Months Ended
Operating income increased $12.9 million or 8.5%, up 9.2% on a constant-currency basis, with operating income margin up 10 basis points.
Americas operating income increased $10.1 million or 13.1%, up 13.3% on a constant-currency basis, with operating income margin up 30 basis points for reasons similar to the three-month period in addition to the strong operating margin performance of first quarter 2016.

EMEA-APAC operating income increased $2.8 million or 3.8%, up 5.0% on a constant-currency basis, with operating income margin flat year-over-year, the result of a strong second quarter which overcame the operating margin decline in the first quarter.
Net Income and Diluted Earnings per Share
The following table presents information about net income and diluted earnings per share (in millions, except per share amounts):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Operating income	$84.6	$77.6	$7.0	$164.3	$151.4	$12.9
Interest expense	(20.7)	(28.4)	7.7	(39.9)	(55.6)	15.7
Other income (expense), net	0.1	(18.6)	18.7	(0.5)	51.7	(52.2)
Loss on extinguishment of debt	—	(0.6)	0.6	—	(2.4)	2.4
Income tax provision	(22.2)	(11.7)	(10.5)	(43.3)	(55.3)	12.0
Net income	$41.8	$18.3	$23.5	$80.6	$89.8	$(9.2)

Diluted earnings per share	$0.32	$0.14	$0.18	$0.61	$0.68	$(0.07)
Three Months Ended
Net income increased $23.5 million primarily due to the absence of a significant non-cash net foreign currency remeasurement loss from our debt in the second quarter of 2015. Since October 2015, substantially all of our euro-denominated debt has been part of a hedging program. Other notable factors include:

•	Higher operating income, up $7.0 million compared to prior year;

•	Interest expense, which decreased $7.7 million due to our 2015 debt refinancing; and

•
Higher income tax provision, primarily due to the absence of the non-cash remeasurement loss. The effective tax rate was similar to the rate for the year ended December 31, 2015 as described in Note 18 to the consolidated financial statements in our Annual Report.

Diluted earnings per share increased $0.18 for reasons similar to net income.
Six Months Ended
Net income decreased $9.2 million due to the absence of a significant non-cash net foreign currency remeasurement gain from our debt for the six-month period, which resulted in a lower income tax provision. Other factors contributing to the change were similar to those discussed for the three-month period.
Diluted earnings per share decreased $0.07 for reasons similar to net income.

Liquidity and Capital Resources
We fund short-term cash requirements primarily from operating cash flows and available borrowings under our credit facilities. Most of our cash resides outside of the United States, which we do not intend to repatriate. Most of our long-term financing is from debt and capital raised from stockholders.
Our future financial and operating performance, our ability to service or refinance our debt and our ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products and our ability to successfully implement our business strategies.
We believe that cash generated from operations, together with available borrowings under our credit facilities, will be adequate to meet our current and expected needs for cash prior to the maturity of our debt, although no assurance can be given in this regard.
Liquidity
As of June 30, 2016, we had aggregate unused availability of $339.5 million under our credit facilities, calculated as follows (in millions):

	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(10.6)	(0.8)	(11.4)
Outstanding borrowings	(74.1)	—	(74.1)
Unused availability	$90.3	$249.2	$339.5
Borrowings under these facilities are the most significant source of our liquidity. The daily average of aggregate borrowings outstanding under these facilities for the three and six months ended June 30, 2016 was $151.2 million and $135.6 million, respectively. Our liquidity needs change daily, which causes our unused availability to fluctuate. Current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable.
Historical Cash Flows
The following table presents a summary of historical cash flows (in millions):

	Six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$119.6	$97.1
Investing activities	(74.8)	(59.2)
Financing activities	(70.7)	(19.7)

Historical Cash Flows — Six Months Ended June 30, 2016
Operating Activities
Net cash provided by operating activities included a significant net contribution from earnings, excluding non-cash items such as depreciation and amortization and deferred income tax provision. This contribution was reduced by investments in working capital. Changes in trade accounts receivable used cash of $40.7 million due primarily to organic net sales growth. Changes in inventories and accounts payable each increased, following the organic net sales growth, and together used net cash of $2.4 million reflecting a greater stock of private label products and chemicals, the continuation of a global initiative to expand our product offerings and improve customer service levels.
Cash paid for interest was $41.7 million, a slight decrease from prior year caused by savings from our 2015 debt refinancing that were substantially offset by payment timing. Cash paid for income taxes was $33.5 million, an increase of $13.8 million from prior year caused by an increase in taxable profits.
Investing Activities
Net cash used in investing activities was $74.8 million. We paid net cash of $45.0 million to acquire two businesses. Capital expenditures were $29.8 million, an increase of $13.3 million from prior year driven by the consolidation of our U.S. chemical manufacturing businesses.
Financing Activities
Net cash used in financing activities was $70.7 million. We paid $78.1 million to Varietal under the ITRA, a $68.3 million larger payment than prior year reflecting the relative utilization of net operating losses. We partially financed that payment with net proceeds from debt of $9.1 million.
Historical Cash Flows — Six Months Ended June 30, 2015
Operating Activities
Net cash provided by operating activities included a significant contribution from earnings, excluding non-cash items such as depreciation and amortization, currency remeasurement and deferred income tax provision. This contribution was reduced primarily by the changes in trade accounts receivable, which used cash of $43.1 million due primarily to organic net sales growth.
Cash paid for interest was $44.9 million, and cash paid for income taxes was $19.7 million.
Investing Activities
Net cash used in investing activities was $59.2 million. We paid net cash of $44.6 million to acquire two businesses, and capital expenditures were $16.5 million.
Financing Activities
Net cash used by financing activities was $19.7 million. On a net basis, we repaid $4.1 million of debt. We also paid $5.2 million of debt issuance costs related to the 4.625% senior notes and $9.8 million to Varietal under the ITRA.
New Accounting Standards
For information about new accounting standards, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the second quarter of 2016, we entered into two interest rate swaps that we designated as cash flow hedges of the variable LIBOR rate on our term A loan. For additional information, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.” Had both interest rate swaps been in place at December 31, 2015, the exposure we reported from a 100 basis point increase in variable interest rates would have been reduced from $9.7 million per annum to $4.7 million per annum.
There have been no other significant changes to our disclosures about market risk since the date we filed our Annual Report.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
There have been no material changes to the risk factors included in the Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

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

VWR Corporation

Date: August 4, 2016	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Method of Filing

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation to Declassify the Board of Directors	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K on May 19, 2016
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation to Adopt a Majority Voting Standard in Uncontested Director Elections	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K on May 19, 2016
3.3	Amendment to Amended and Restated Bylaws	Previously filed as Exhibit 3.3 to the Current Report on Form 8-K on May 19, 2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

E-1