Form 10-Q
period 2016-09-30
VWR Corp
filed 2016-11-03
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
On October 27, 2016, 131,546,406 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the quarterly period ended September 30, 2016

i

Glossary of Commonly Used Terms

Description
Company, we, us, our	VWR Corporation and its consolidated subsidiaries
2014 Plan	the VWR Corporation 2014 Equity Incentive Plan
Adjusted EPS*	our net income, adjusted for certain items, divided by diluted weighted average shares outstanding
Americas	a segment covering North, Central and South America
AOCI	accumulated other comprehensive income or loss
Annual Report	our Annual Report on Form 10-K filed with the SEC on February 25, 2016
Biopharma	the combination of the pharmaceutical and biotechnology sectors
Board	the board of directors of VWR Corporation
bps	basis points
EMEA-APAC	a segment covering Europe, Middle East, Africa and Asia-Pacific
EURIBOR	the applicable interest rate determined by the Banking Federation of the European Union
FASB	the Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
IPO	our initial public offering which occurred in 2014
ITRA	the income tax receivable agreement between us and Varietal
LIBOR	the applicable British Bankers Association London Interbank Offered Rate
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
VWR Corporation and Subsidiaries

VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$141.7	$136.3
Trade accounts receivable, net of reserves of $11.7 and $12.0	631.5	583.2
Inventories	464.8	424.0
Other current assets	84.8	89.5
Total current assets	1,322.8	1,233.0
Property and equipment, net	240.9	228.2
Goodwill	1,853.2	1,791.4
Other intangible assets, net	1,441.8	1,455.6
Other assets	90.3	85.6
Total assets	$4,949.0	$4,793.8
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current portion of debt	$120.4	$92.8
Accounts payable	458.0	474.5
Employee-related liabilities	89.8	61.4
Current amount due to Varietal — ITRA	37.4	78.1
Other current liabilities	142.3	112.3
Total current liabilities	847.9	819.1
Debt, net of current portion	1,897.2	1,896.2
Amount due to Varietal — ITRA, net of current portion	47.6	85.0
Deferred income tax liabilities	469.1	459.5
Other liabilities	156.1	158.8
Total liabilities	3,417.9	3,418.6
Commitments and contingencies (Note 8)
Redeemable equity, at redemption value	28.6	38.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.5 and 131.4 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,752.7	1,735.1
Retained earnings	127.5	6.3
Accumulated other comprehensive loss	(379.0)	(406.3)
Total stockholders’ equity	1,502.5	1,336.4
Total liabilities, redeemable equity and stockholders’ equity	$4,949.0	$4,793.8

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$1,136.1	$1,095.5	$3,383.9	$3,206.3
Cost of goods sold	822.6	796.0	2,436.4	2,317.1
Gross profit	313.5	299.5	947.5	889.2
Selling, general and administrative expenses	230.3	218.4	700.0	656.7
Operating income	83.2	81.1	247.5	232.5
Interest expense	(20.6)	(28.1)	(60.5)	(83.7)
Other income (expense), net	(0.4)	(4.8)	(0.9)	46.9
Loss on extinguishment of debt	—	(30.3)	—	(32.7)
Income before income taxes	62.2	17.9	186.1	163.0
Income tax provision	(21.6)	(6.9)	(64.9)	(62.2)
Net income	$40.6	$11.0	$121.2	$100.8
Earnings per share:
Basic	$0.31	$0.08	$0.92	$0.77
Diluted	0.31	0.08	0.92	0.76
Weighted average shares outstanding:
Basic	131.5	131.4	131.4	131.4
Diluted	131.9	131.5	131.7	131.9

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$40.6	$11.0	$121.2	$100.8
Other comprehensive income (loss):
Foreign currency translation:
Net unrealized gain (loss) arising during the period	4.7	(19.8)	27.3	(150.0)
Derivative instruments:
Net unrealized gain (loss) arising during the period	2.9	2.6	(0.2)	1.8
Reclassification of net gain into earnings	(0.5)	(0.3)	(1.3)	(0.1)
Defined benefit plans:
Reclassification of net loss into earnings	0.3	0.8	1.5	2.1
Other comprehensive income (loss)	7.4	(16.7)	27.3	(146.2)
Comprehensive income (loss)	$48.0	$(5.7)	$148.5	$(45.4)
VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholders’ Equity (Unaudited)
(in millions)

	Redeemable equity, at redemption value	Stockholders’ equity
		Common stock		Additional paid-in capital	Retained earnings	AOCI	Total
		Shares	Par value
Balance at December 31, 2015	$38.8	131.4	$1.3	$1,735.1	$6.3	$(406.3)	$1,336.4
Share-based compensation expense	—	—	—	6.1	—	—	6.1
Issuance of common stock	—	0.1	—	1.3	—	—	1.3
Reclassifications to state redeemable equity at redemption value	(10.2)	—	—	10.2	—	—	10.2
Net income	—	—	—	—	121.2	—	121.2
Other comprehensive income	—	—	—	—	—	27.3	27.3
Balance at September 30, 2016	$28.6	131.5	$1.3	$1,752.7	$127.5	$(379.0)	$1,502.5

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$121.2	$100.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.5	92.5
Net foreign currency remeasurement loss (gain)	2.3	(44.3)
Deferred income tax provision	15.9	23.4
Loss on extinguishment of debt	—	32.7
Share-based compensation expense	6.1	3.7
Other, net	6.2	11.5
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(29.8)	(41.3)
Inventories	(30.0)	(26.6)
Accounts payable	(34.4)	9.1
Other assets and liabilities	32.1	(4.2)
Net cash provided by operating activities	186.1	157.3
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(60.8)	(45.6)
Capital expenditures	(45.5)	(24.7)
Other investing activities	—	2.1
Net cash used in investing activities	(106.3)	(68.2)
Cash flows from financing activities:
Proceeds from debt	483.7	2,673.2
Repayment of debt	(497.1)	(2,694.2)
Payments to Varietal under ITRA	(78.1)	(9.8)
Payment of debt issuance costs and redemption premium	—	(40.3)
Net change in bank overdrafts	16.2	(2.0)
Other financing activities	(2.9)	(2.4)
Net cash used in financing activities	(78.2)	(75.5)
Effect of exchange rate changes on cash	3.8	(8.8)
Net increase in cash and cash equivalents	5.4	4.8
Cash and cash equivalents at beginning of period	136.3	118.0
Cash and cash equivalents at end of period	$141.7	$122.8
Supplemental disclosures of cash flow information:
Cash paid for interest	$54.7	$81.7
Cash paid for income taxes, net	51.5	29.1

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
The following describes our corporate organization at September 30, 2016:

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

In April 2016, Varietal completed a sale of our common stock that caused it to no longer hold a majority ownership interest in us. As a result, we experienced a change in control under U.S. federal tax regulations which has impacted (i) the amount and timing of the utilization of our net operating loss carryforwards; (ii) the timing of payments under an ITRA with Varietal (see Note 12); and (iii) the amount of cash taxes we are paying.

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
In March 2016, the FASB issued new guidance to simplify several aspects of accounting and presentation for share-based compensation. The new guidance is effective for us beginning in the first quarter of 2017, with early adoption permitted. We early adopted the guidance beginning October 1, 2016. The guidance did not have a material impact to us upon adoption.
In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on our consolidated balance sheet as liabilities with corresponding right-of-use assets. The new guidance is effective for us beginning in the first quarter of 2019, with early adoption permitted. The guidance must be adopted using a modified retrospective approach. Although we are continuing to evaluate its impact, we expect that the new guidance will result in a significant increase to the assets and liabilities we present on our consolidated balance sheet.
In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance provides a new model for revenue recognition that supersedes most current guidance and requires more disclosures about revenue including the components of revenue that are communicated to investors. The new guidance is effective for us beginning in the first quarter of 2018 and may be adopted using either a full retrospective or a modified retrospective approach. Although we are continuing to evaluate the impact of the new guidance, we expect that the new recognition model will primarily impact only certain portions of our business, and we expect to provide expanded disclosures and to adopt the new standard using the modified retrospective method.
There were no other new accounting standards that we expect to have a material impact to our financial position or results of operations upon adoption.

(3)	Earnings per Share
The following table presents information about basic and diluted earnings per share (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reconciliation of weighted average shares outstanding:
Basic	131.5	131.4	131.4	131.4
Dilutive effect of share-based instruments	0.4	0.1	0.3	0.5
Diluted	131.9	131.5	131.7	131.9

Number of anti-dilutive share-based instruments excluded from determination of dilutive effect	2.1	2.1	3.9	2.1

(4)	Acquisitions
During the nine months ended September 30, 2016, we acquired three businesses. In November 2016, we acquired two additional businesses, which we expect will result in aggregate cash paid for the five acquisitions of approximately $145 million. Except for their expected effects on investing cash flow, none of these acquisitions, nor their related costs, were material individually or in the aggregate to our results of operations or financial condition.

(5)	Goodwill and Other Intangible Assets, net
The following tables present information about goodwill by segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2015	$1,046.3	$745.1	$1,791.4
Acquisitions	23.6	12.7	36.3
Currency translation	4.7	20.8	25.5
Balance at September 30, 2016	$1,074.6	$778.6	$1,853.2

	September 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated impairment losses	Net carrying amount	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Americas	$1,281.2	$206.6	$1,074.6	$1,252.9	$206.6	$1,046.3
EMEA-APAC	778.6	—	778.6	745.1	—	745.1
Total	$2,059.8	$206.6	$1,853.2	$1,998.0	$206.6	$1,791.4

The following table presents the components of other intangible assets (in millions):

	September 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,445.9	$648.3	$797.6	$1,402.2	$581.4	$820.8
Other	35.1	20.5	14.6	30.3	15.2	15.1
Amortizable intangible assets	1,481.0	668.8	812.2	1,432.5	596.6	835.9
Indefinite-lived trademarks and tradenames	629.6	—	629.6	619.7	—	619.7
Other intangible assets	$2,110.6	$668.8	$1,441.8	$2,052.2	$596.6	$1,455.6

(6)	Debt
The following table presents information about debt (dollars in millions):

	September 30, 2016			December 31, 2015
	Interest terms	Rate	Amount
Accounts receivable securitization facility	LIBOR plus 1.15%	1.69%	$65.1	$38.0
Senior credit facility:
Term A loan, net of discount of $5.2 and $6.1	LIBOR plus 2.00%	2.74%	870.7	903.9
Term B loan, net of discount of $4.2 and $4.7	EURIBOR plus 3.25%	4.00%	509.1	494.8
4.625% senior notes, net of discount of $7.5 and $8.4	Fixed rate	4.63%	558.8	538.6
Other debt			13.9	13.7
Total debt			$2,017.6	$1,989.0
Classification on consolidated balance sheets:
Current portion of debt			$120.4	$92.8
Debt, net of current portion			1,897.2	1,896.2
Total debt			$2,017.6	$1,989.0
In the table above, discounts include unamortized original issue discounts and debt issuance costs. EURIBOR is subject to a floor of 0.75% and other debt includes capital lease obligations and subsidiary loans from local banks. Borrowings under the accounts receivable securitization facility and the multi-currency revolving loan facility, if any, are included in the current portion of debt because we frequently borrow from and repay them to satisfy short term cash requirements.
In April 2016, we entered into two interest rate swaps that exchange LIBOR for fixed rates on a portion of our term A loan. See Note 7.

The following table presents availability under credit facilities at September 30, 2016 (in millions):

	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(11.0)	(2.0)	(13.0)
Outstanding borrowings	(65.1)	—	(65.1)
Unused availability	$98.9	$248.0	$346.9
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
The following table presents the carrying amounts and fair values of debt instruments (in millions):

	September 30, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
Accounts receivable securitization facility	$65.1	$65.1	$38.0	$38.0
Senior credit facility:
Term A loan	870.7	868.2	903.9	901.5
Term B loan	509.1	519.3	494.8	500.5
4.625% senior notes	558.8	582.0	538.6	536.5
Other debt	13.9	13.9	13.7	13.7
The fair values of debt instruments are based on quoted market prices and standard pricing models that take into account the present value of future cash flows, which are Level 2 measurements.
At September 30, 2016 and December 31, 2015, the amount due to Varietal under the ITRA (see Note 12) had carrying amounts of $85.0 million and $163.1 million, respectively, and fair values of $74.6 million and $147.6 million, respectively. The fair values were estimated using a combination of observable and unobservable inputs following an income-based approach, a Level 3 measurement.

Recurring Fair Value Measurements with Significant Unobservable Inputs
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition.
The following table presents changes in contingent consideration liabilities (in millions):

Nine months ended September 30, 2016
Beginning balance	$21.0
Acquisitions	13.8
Loss from changes to estimated fair value	3.7
Settlements in cash	(4.2)
Currency translation	(0.5)
Ending balance	$33.8
We estimate the fair value of contingent consideration using the average of probability-weighted potential earn-out payments specified in the purchase agreements, a Level 3 measurement, ranging in the aggregate from approximately $4 million to $39 million for all open earn-outs at September 30, 2016. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
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

•
Economic hedge — We experience opposite foreign currency exchange rate effects related to a euro-denominated intercompany loan and the unhedged portion of our term B loan. The currency effects for these non-derivative instruments are recorded through earnings in the period of change and substantially offset one another; and

•
Other hedging activities — Some of our subsidiaries hedge short-term foreign-denominated business transactions and intercompany financing transactions using foreign currency forward contracts. No additional disclosures are provided for these activities because they were not material to our consolidated financial statements.

Cash Flow and Net Investment Hedging
We have entered into two interest rate swaps designated as cash flow hedges of the variable LIBOR rate on our term A loan. Beginning April 2016, we swapped LIBOR for a 1.00% fixed rate on $375.0 million of our term A loan. Beginning September 2016, we swapped LIBOR for a 1.05% fixed rate on an additional $125.0 million of our term A loan. Both interest rate swaps mature on September 28, 2020. These hedges have been and are expected to continue to be fully effective. As a result, changes to the fair value of the interest rate swaps, which otherwise would be recognized in earnings, are deferred to AOCI.
We have designated €410.0 million of our term B loan and all €503.8 million of our 4.625% senior notes as hedges to protect a portion of our net investment in foreign operations from the impact of changes in the euro to U.S. dollar exchange rate. As a result of these hedge designations, the foreign currency changes on the debt instruments, which otherwise would be recognized in earnings, are deferred to AOCI and equally offset the foreign currency changes on the hedged portion of our net investment. These hedges have no other impact to our financial position, financial performance or cash flows.
The following table presents the balance sheet classification and fair values of these instruments, all of which are Level 2 measurements (in millions):

	Balance sheet classification	September 30, 2016	December 31, 2015
Cash flow hedging:
$375.0 interest rate swap	Other liabilities	$1.3	$—
$125.0 interest rate swap	Other liabilities	0.7	—
Net investment hedging:
Portion of term B loan	Debt, net of current portion	465.2	402.6
4.625% senior notes	Debt, net of current portion	582.0	536.5
The following table presents the net unrealized gain (loss) deferred to AOCI for these instruments (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cash flow hedging:
$375.0 interest rate swap	$1.9	$—	$(2.2)	$—
$125.0 interest rate swap	0.6	—	(0.7)	—
Net investment hedging:
Portion of net investment in foreign operations	12.6	0.9	33.7	23.1
Portion of term B loan	(5.6)	1.1	(14.5)	1.1
4.625% senior notes	(7.0)	(2.0)	(19.2)	(24.2)
All of these hedges were fully effective for the periods presented.
The following table presents the net loss reclassified from AOCI into interest expense for these instruments (in millions):

	Three months ended September 30, 2016	Nine months ended September 30, 2016
$375.0 interest rate swap	$(0.5)	$(0.9)

(8)	Commitments and Contingencies
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
Employment Agreements
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive officers under these provisions was $10.3 million at September 30, 2016.
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
During the three and nine months ended September 30, 2016, we incurred expenses of $0.4 million and $1.2 million, respectively, pursuant to the registration rights agreement. See Note 12.

(9)	Share-Based Compensation
The following table presents the components of share-based compensation expense, a component of selling, general and administrative expenses (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
2014 Plan	$2.3	$1.2	$5.9	$3.4
Other	—	0.1	0.2	0.3
Total	$2.3	$1.3	$6.1	$3.7
At September 30, 2016, remaining share-based compensation expense of $27.7 million related to unvested awards will be recognized over a weighted average period of 3.2 years.
2014 Plan
The 2014 Plan authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At September 30, 2016, 5.6 million shares were available for future issuance. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.
The following table presents information about stock options under the 2014 Plan (in millions, except per option amounts and years):

	Nine months ended September 30, 2016
	Number of stock options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term in years
Outstanding at beginning of period	3.2	$21.03
Granted	2.8	24.64
Forfeited	(0.1)	21.36
Outstanding at end of period	5.9	22.74	$32.9	5.7
Expected to vest	5.6	22.76	31.1	5.7
Exercisable	0.1	21.00	1.1	5.0
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

On October 1, 2016, 1.2 million stock options became exercisable at $21.00 per option with an aggregate intrinsic value of $8.4 million and a remaining term of 5.0 years.
(10)    Benefit Plans
The following tables present the components of net periodic pension (income) cost (in millions):

	U.S. Retirement Plan		German, French and UK Plans
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.7	2.0	1.1	1.3
Expected return on plan assets	(3.3)	(3.6)	(1.2)	(1.2)
Recognized net actuarial loss	—	—	0.8	0.9
Net periodic pension (income) cost	$(1.4)	$(1.4)	$1.1	$1.4

	U.S. Retirement Plan		German, French and UK Plans
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$0.5	$0.6	$1.1	$1.2
Interest cost	5.1	5.8	3.4	3.9
Expected return on plan assets	(9.8)	(10.7)	(3.6)	(3.6)
Recognized net actuarial loss	—	—	2.5	2.7
Net periodic pension (income) cost	$(4.2)	$(4.3)	$3.4	$4.2
During the nine months ended September 30, 2016, we made no contributions to the U.S. Retirement Plan and $0.7 million of aggregate contributions to the German, French and UK Plans. For the remainder of 2016, we expect to make no contributions to the U.S. Retirement Plan and aggregate contributions of $8.0 million to the German, French and UK Plans.

(11)	Comprehensive Income or Loss
The following table presents changes in the components of AOCI, net of tax (in millions):

	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2015	$(365.3)	$2.0	$(43.0)	$(406.3)
Net unrealized gain (loss) arising during the period	27.3	(0.2)	—	27.1
Reclassification of net (gain) loss into earnings	—	(1.3)	1.5	0.2
Balance at September 30, 2016	$(338.0)	$0.5	$(41.5)	$(379.0)

The following table presents information about the reclassification of net (gain) loss from AOCI into earnings (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Derivative instruments:
Cost of goods sold	$(1.1)	$(0.9)	$(2.3)	$(1.3)
Interest expense	0.5	0.1	0.9	0.3
Loss on extinguishment of debt	—	0.4	—	0.7
Income tax provision	0.1	0.1	0.1	0.2
Net income	$(0.5)	$(0.3)	$(1.3)	$(0.1)
Defined benefit plans:
Selling, general and administrative expenses	$0.6	$1.1	$2.3	$3.0
Income tax provision	(0.3)	(0.3)	(0.8)	(0.9)
Net income	$0.3	$0.8	$1.5	$2.1
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Foreign currency translation:
Net unrealized income tax benefit arising during the period	$5.0	$0.6	$13.2	$9.3
Derivative instruments:
Net unrealized income tax (provision) benefit arising during the period	(1.6)	(1.1)	0.6	(1.2)
Reclassification of net income tax provision into earnings	0.1	0.1	0.1	0.2
Defined benefit plans:
Reclassification of net income tax benefit into earnings	(0.3)	(0.3)	(0.8)	(0.9)

(12)	Related Party Transactions
Due to Varietal — ITRA
We are party to an ITRA with Varietal. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to the IPO. As noted previously, Madison Dearborn Partners owns a controlling interest in Varietal.

The timing of payments under the ITRA corresponds to the year subsequent to the year in which the net operating loss carryforwards are claimed on our tax return. We made a payment under the ITRA of $78.1 million during the nine months ended September 30, 2016. At September 30, 2016, the remaining amount due to Varietal under the ITRA was $85.0 million, $37.4 million of which is classified as current and represents our estimate of the payment that will become due in March 2017.
Registration Rights Agreement
During the nine months ended September 30, 2016, Varietal completed registered sales of 25.2 million shares of our common stock. We received no proceeds from these sales and issued no additional shares of our common stock. Pursuant to our registration rights agreement with Varietal (see Note 8), we incurred expenses of $0.4 million and $1.2 million related to the registered sales during the three and nine months ended September 30, 2016, respectively.

(13)	Segment Financial Information
The following table presents segment financial information (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales:
Americas	$707.7	$667.9	$2,069.3	$1,925.0
EMEA-APAC	428.4	427.6	1,314.6	1,281.3
Total	$1,136.1	$1,095.5	$3,383.9	$3,206.3
Operating income:
Americas	$47.2	$47.2	$134.2	$124.1
EMEA-APAC	36.0	33.9	113.3	108.4
Total	$83.2	$81.1	$247.5	$232.5
Inter-segment activity has been eliminated; therefore, net sales for each segment are all from external customers. We determined that disclosing net sales for each group of similar customers, products and services would be impracticable.

(14)	Subsequent Event
In November 2016, our Board approved incurring charges of approximately $30 million over the next few quarters to achieve additional efficiencies in our operating model.

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
Basis of Presentation
Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2015, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
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
Reconciliations of our non-GAAP measurements appearing in this report to their most directly comparable GAAP-based financial measurements are included throughout the section entitled “Results of Operations.”

Results of Operations
This discussion and analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results. We have derived this data from our condensed consolidated financial statements included elsewhere in this report.
The following table presents a summary of our results of operations (dollars in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
Net sales	$1,136.1	$1,095.5	$40.6		$3,383.9	$3,206.3	$177.6
Organic net sales growth	1.6%				3.9%
Gross margin	27.6%	27.3%	30	bps	28.0%	27.7%	30	bps
Operating income	$83.2	$81.1	$2.1		$247.5	$232.5	$15.0
Operating income margin	7.3%	7.4%	(10	) bps	7.3%	7.3%	—
Net income	$40.6	$11.0	$29.6		$121.2	$100.8	$20.4
Diluted earnings per share	$0.31	$0.08	$0.23		$0.92	$0.76	$0.16
The following summarizes third quarter 2016 results compared to the prior year:

•	Net sales increased 3.7%, 1.6% on an organic basis. Americas net sales increased 6.0%, 1.7% on an organic basis. EMEA-APAC net sales increased 0.2%, 1.4% on an organic basis;

•	Gross margin improved 30 basis points as a result of efficient pricing and favorable customer mix;

•
Operating income margin declined 10 basis points, with Americas operating income margin declining 40 basis points and EMEA-APAC operating income margin increasing by 50 basis points. EMEA-APAC operating income was impacted by a $3.2 million impairment charge in the prior year. Excluding this impairment charge, operating income margins declined due to increased levels of variable and share-based compensation expense.

•	Net income and diluted earnings per share increased due to lower interest expense and the absence of a significant loss on extinguishment of debt.
In the first nine months of the year, net sales increased 5.5%, up 3.9% on an organic basis, and operating income increased 6.5%. Operating income margin was flat at 7.3%.

Net Sales and Organic Net Sales Growth
The following tables present information about net sales and organic net sales growth (dollars in millions):

	September 30,		Reported change		Non-GAAP reconciliation
					Currency translation	Acquisitions	Organic net sales growth
	2016	2015	Amount	%			Amount	%
Three months ended:
Americas	$707.7	$667.9	$39.8	6.0%	$0.1	$28.2	$11.5	1.7%
EMEA-APAC	428.4	427.6	0.8	0.2%	(8.3)	3.0	6.1	1.4%
Total	$1,136.1	$1,095.5	$40.6	3.7%	$(8.2)	$31.2	$17.6	1.6%
Nine months ended:
Americas	$2,069.3	$1,925.0	$144.3	7.5%	$(10.1)	$71.1	$83.3	4.3%
EMEA-APAC	1,314.6	1,281.3	33.3	2.6%	(20.8)	11.0	43.1	3.4%
Total	$3,383.9	$3,206.3	$177.6	5.5%	$(30.9)	$82.1	$126.4	3.9%
Three Months Ended
Net sales increased $40.6 million or 3.7%, up 1.6% on an organic basis.
Americas net sales increased $39.8 million or 6.0%, up 1.7% on an organic basis, driven by solid growth to Biopharma and government customers. Sales to healthcare customers increased, while sales to industrial customers were about flat and sales to education customers were slightly down. From a product perspective, net sales of chemicals increased double-digits, while other consumables and capital goods increased low single-digits. Sales in the Americas benefited primarily from acquisitions and efficient pricing.
EMEA-APAC net sales increased $0.8 million or 0.2%, up 1.4% on an organic basis with growth in sales to industrial, healthcare and Biopharma customers, while sales to government and education customers declined. Performance by customer group included growth in private sector spending, somewhat offset by a lower level of government spending. From a product perspective, sales of chemicals were about flat, other consumables increased by mid single-digits and capital goods were down low single-digits. Sales in EMEA-APAC reflected modest improvements from acquisitions, volume and pricing.
Nine Months Ended
Net sales increased $177.6 million or 5.5%, up 3.9% on an organic basis.
Americas net sales increased $144.3 million or 7.5%, up 4.3% on an organic basis for reasons similar to the three-month period, except that sales were slightly better across most customer and product groups due to the strong first half results.
EMEA-APAC net sales increased $33.3 million or 2.6%, up 3.4% on an organic basis for reasons similar to the three-month period, except that sales to Biopharma customers increased mid single-digits and sales across most other customer and product groups were modestly better due to the strength of our first half 2016 results.

Gross Profit and Gross Margin
The following tables present information about gross profit and gross margin (dollars in millions):

	September 30,		Reported change		Non-GAAP reconciliation
					Currency translation	Constant-currency
	2016	2015	Amount	%		Amount	%
Three months ended:
Gross profit	$313.5	$299.5	$14.0	4.7%	$(2.9)	$16.9	5.6%
Gross margin	27.6%	27.3%	30	bps
Nine months ended:
Gross profit	$947.5	$889.2	$58.3	6.6%	$(9.5)	$67.8	7.6%
Gross margin	28.0%	27.7%	30	bps
For the three months ended September 30, 2016, gross profit increased 4.7%, up 5.6% on a constant-currency basis, reflecting a higher level of net sales and gross margin improvement. Gross margin was 27.6%, up 30 basis points compared to prior year primarily due to pricing benefits and favorable customer mix.
For the nine months ended September 30, 2016, gross profit increased 6.6%, up 7.6% on a constant-currency basis, and gross margin was 28.0%, up 30 basis points, each for reasons similar to the three-month period.
SG&A Expenses
The following tables present information about SG&A expenses (dollars in millions):

	September 30,		Reported change		Non-GAAP reconciliation
					Currency translation	Constant-currency
	2016	2015	Amount	%		Amount	%
Three months ended:
SG&A expenses	$230.3	$218.4	$11.9	5.4%	$(1.8)	$13.7	6.3%
% of net sales	20.3%	19.9%	40	bps
Nine months ended:
SG&A expenses	$700.0	$656.7	$43.3	6.6%	$(7.4)	$50.7	7.7%
% of net sales	20.7%	20.5%	20	bps
For the three months ended September 30, 2016, SG&A expenses increased $11.9 million or 5.4%, up 6.3% on a constant-currency basis, reflecting increased variable and share-based compensation expense. SG&A expenses also increased from business acquisitions.
For the nine months ended September 30, 2016, SG&A expenses increased $43.3 million or 6.6%, up 7.7% on a constant-currency basis, for reasons similar to the three-month period.

Operating Income
The following table presents information about operating income (dollars in millions):

	September 30,		Reported change		Non-GAAP reconciliation
					Currency translation	Constant-currency
	2016	2015	Amount	%		Amount	%
Three months ended:
Operating income:
Americas	$47.2	$47.2	$—	—	$—	$—	—
EMEA-APAC	36.0	33.9	2.1	6.2%	(1.1)	3.2	9.4%
Total	$83.2	$81.1	$2.1	2.6%	$(1.1)	$3.2	3.9%
Operating income margin:
Americas	6.7%	7.1%	(40)	bps
EMEA-APAC	8.4%	7.9%	50	bps
Total	7.3%	7.4%	(10)	bps
Nine months ended:
Operating income:
Americas	$134.2	$124.1	$10.1	8.1%	$(0.1)	$10.2	8.2%
EMEA-APAC	113.3	108.4	4.9	4.5%	(2.0)	6.9	6.4%
Total	$247.5	$232.5	$15.0	6.5%	$(2.1)	$17.1	7.4%
Operating income margin:
Americas	6.5%	6.4%	10	bps
EMEA-APAC	8.6%	8.5%	10	bps
Total	7.3%	7.3%	—
Three Months Ended
Consolidated operating income increased $2.1 million or 2.6%, up 3.9% on a constant-currency basis. Operating income margin declined 10 basis points compared to prior year.
Americas operating income was flat with margin down 40 basis points, the result of net sales growth and gross margin improvement offset by higher SG&A expenses.
EMEA-APAC operating income increased $2.1 million or 6.2%, up 9.4% on a constant-currency basis, with operating income margin up 50 basis points. EMEA-APAC operating income was impacted by a $3.2 million impairment charge in the prior year. Excluding this impairment charge, operating income was slightly lower and operating income margin declined for reasons similar to the Americas.
Nine Months Ended
Operating income increased $15.0 million or 6.5%, up 7.4% on a constant-currency basis, with operating income margin flat year-over-year. For both segments, the net sales growth and gross margin improvements were relatively stronger than the increase to SG&A expenses as compared to the quarter, resulting in stronger bottom-line performance.

Net Income and Diluted Earnings per Share
The following table presents information about net income and diluted earnings per share (in millions, except per share amounts):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Operating income	$83.2	$81.1	$2.1	$247.5	$232.5	$15.0
Interest expense	(20.6)	(28.1)	7.5	(60.5)	(83.7)	23.2
Other income (expense), net	(0.4)	(4.8)	4.4	(0.9)	46.9	(47.8)
Loss on extinguishment of debt	—	(30.3)	30.3	—	(32.7)	32.7
Income tax provision	(21.6)	(6.9)	(14.7)	(64.9)	(62.2)	(2.7)
Net income	$40.6	$11.0	$29.6	$121.2	$100.8	$20.4

Diluted earnings per share	$0.31	$0.08	$0.23	$0.92	$0.76	$0.16
Three Months Ended
Net income increased $29.6 million primarily due to the absence of the extinguishment loss from our third quarter 2015 debt refinancing. Other notable factors include:

•	Higher operating income, up $2.1 million compared to prior year;

•	Lower interest expense, down $7.5 million due to our 2015 debt refinancing; and

•
Higher income tax provision, primarily due to the absence of the debt extinguishment loss. The effective tax rate was similar to the rate for the year ended December 31, 2015 as described in Note 18 to the consolidated financial statements in our Annual Report.

These factors drove diluted earnings per share of $0.31, an increase of $0.23.
Nine Months Ended
Net income increased $20.4 million due to factors similar to those discussed for the three-month period in addition to the absence of significant non-cash net foreign currency remeasurement gain from our debt in 2015. Since October 2015, substantially all of our euro-denominated debt has been part of a hedging program.
Diluted earnings per share increased $0.16 for reasons similar to net income.

Liquidity and Capital Resources
We fund short-term cash requirements primarily from operating cash flows and available borrowings under our credit facilities. Most of our cash resides outside of the United States, which we do not intend to repatriate. Most of our long-term financing is from debt.
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
Liquidity
As of September 30, 2016, we had aggregate unused availability of $346.9 million under our credit facilities, calculated as follows (in millions):

	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(11.0)	(2.0)	(13.0)
Outstanding borrowings	(65.1)	—	(65.1)
Unused availability	$98.9	$248.0	$346.9
Borrowings under these facilities are the most significant source of our liquidity. The daily average of aggregate borrowings outstanding under these facilities for the three and nine months ended September 30, 2016 was $96.5 million and $122.5 million, respectively. Our liquidity needs change daily, which causes our unused availability to fluctuate. Current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable.
Historical Cash Flows
The following table presents a summary of historical cash flows (in millions):

	Nine months ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$186.1	$157.3
Investing activities	(106.3)	(68.2)
Financing activities	(78.2)	(75.5)

Historical Cash Flows — Nine Months Ended September 30, 2016
Operating Activities
Net cash provided by operating activities increased $28.8 million from prior year due primarily to a significant contribution from earnings, excluding non-cash items such as depreciation and amortization and deferred income tax provision. Those increases were partially offset by investments in net working capital.
Changes in trade accounts receivable used cash of $29.8 million due primarily to organic net sales growth. Changes in inventories used cash of $30.0 million, which follows the organic net sales growth and reflects a greater stock of private label products and chemicals, the continuation of a global initiative to expand our product offerings and improve customer service levels. Changes in accounts payable used cash of $34.4 million. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with accounts payable from period to period. Changes in other assets and liabilities provided $32.1 million of cash, reflecting accruals for variable compensation and a number of other accruals primarily related to cutoff and timing.
Cash paid for interest was $54.7 million, a significant decrease from prior year caused primarily by savings from our 2015 debt refinancing. Cash paid for income taxes was $51.5 million, an increase of $22.4 million from prior year caused by higher taxable income and a limitation on our use of net operating losses following the change in control described in Note 1 to our consolidated financial statements located in Part I, Item 1 — “Financial Statements.”
Investing Activities
Net cash used in investing activities was $106.3 million. We paid net cash of $60.8 million to acquire three businesses. Capital expenditures were $45.5 million, an increase of $20.8 million from prior year driven by the consolidation of our U.S. chemical manufacturing businesses.
Financing Activities
Net cash used in financing activities was $78.2 million, primarily reflecting payment of $78.1 million to Varietal under the ITRA. That payment, which related to our 2015 utilization of net operating losses, was $68.3 million larger than the prior year because of higher taxable income, and in 2014 only one quarter of the year was subject to the ITRA. Cash flows from debt were not significant when considered with the change in cash overdrafts, both of which reflect ordinary timing differences related to our liquidity.
Historical Cash Flows — Nine Months Ended September 30, 2015
Operating Activities
Net cash provided by operating activities included a significant contribution from earnings, excluding non-cash items such as depreciation and amortization, currency remeasurement and deferred income tax provision. This contribution was reduced by i) an increase in trade accounts receivable, which used cash of $41.3 million due primarily to organic net sales growth, and ii) an increase in inventories, which used cash of $26.6 million, part of a global initiative to expand our product offerings and improve customer service levels.
Cash paid for interest was $81.7 million, and cash paid for income taxes was $29.1 million.

Investing Activities
Net cash used in investing activities was $68.2 million. We paid net cash of $45.6 million to acquire three businesses, and capital expenditures were $24.7 million.
Financing Activities
Net cash used by financing activities was $75.5 million. We paid debt issuance costs of $40.3 million in connection with the refinancing of substantially all of our debt. In addition, on a net basis we repaid $21.0 million of debt and $9.8 million to Varietal under the ITRA.
New Accounting Standards
For information about new accounting standards, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the second quarter of 2016, we entered into two interest rate swaps that we designated as cash flow hedges of the variable LIBOR rate on our term A loan. For additional information, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.” Had both interest rate swaps been in place at December 31, 2015, the exposure we reported from a 100 basis point increase in variable interest rates would have been reduced from $9.7 million per annum to $4.7 million per annum.
There have been no other significant changes since the date we filed our Annual Report.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

VWR Corporation

Date: November 3, 2016	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Method of Filing

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

E-1