Form 10-K
period 2016-12-31
VWR Corp
filed 2017-02-24
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant was $2,245,978,817.
On February 17, 2017, 131,634,086 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2017 annual meeting of stockholders will be filed with the SEC on or before 120 days after our 2016 fiscal year-end and are incorporated by reference into Part III of this report.

VWR Corporation and Subsidiaries
Form 10-K
For the fiscal year ended December 31, 2016

Glossary of Commonly Used Terms

Description
Company, we, us, our	VWR Corporation and its consolidated subsidiaries
2014 Plan	the VWR Corporation 2014 Equity Incentive Plan
Americas	a segment covering North, Central and South America
A/R Facility	an accounts receivable securitization facility due 2018
AOCI	accumulated other comprehensive income or loss
Biopharma	the combination of the pharmaceutical and biotechnology sectors
Board	the board of directors of VWR Corporation
EMEA-APAC	a segment covering Europe, Middle East, Africa and Asia-Pacific
EURIBOR	the applicable interest rate determined by the Banking Federation of the European Union
FASB	the Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
German, French, and UK Plans	the defined benefit plans in Germany, France and the United Kingdom
IPO	our initial public offering which occurred in 2014
ITRA	the income tax receivable agreement between us and Varietal
LIBOR	the applicable British Bankers Association London Interbank Offered Rate
LIFO	last-in, first-out inventory method
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
U.S. Retirement Plan	the defined benefit plan in the United States
Varietal	Varietal Distribution Holdings, LLC, a significant stockholder and affiliate
VWR Funding	VWR Funding, Inc., our wholly-owned subsidiary
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

ii

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
We are a leading global independent provider of product and service solutions to laboratory and production customers. We have significant market positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with laboratory product suppliers across multiple industries and geographies. We offer a broad portfolio of branded and private label laboratory products, a full range of value-added services and custom manufacturing capabilities to meet our customers’ needs. Services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our portfolio includes chemicals, reagents, consumables, durable products and scientific equipment and instruments with a range of complexity and sophistication. We offer most of the leading branded products to the customer segments we serve. Our private label products enhance our branded product offerings by providing additional choice at varying price points to our customers. We complement our branded and private label product portfolio with value-added service offerings marketed under the VWRCATALYST® brand, including sourcing and procurement, logistics, chemical and equipment tracking and sample management. We continue to expand our service offerings to include more complex scientific research support services such as genotyping, bioreactor servicing, compound management, customized kit assembly, clinical trial support and single-use technology configuration. In addition, we offer custom manufacturing solutions, including buffers, reagents, active pharmaceutical ingredients, high purity ingredients, ultra-pure acids and other chemicals used in biopharmaceutical and industrial applications and production processes. We believe these growing value-added service offerings integrate us within our customers’ critical operational processes and further differentiate our value proposition from that of our competitors. We believe our range of offerings and capabilities enhances our ability to expand our addressable market and gain market share leading to incremental net sales and profits.
Business Segments
We report financial results on the basis of two segments organized by geographic region: Americas and EMEA-APAC. Our Americas segment is comprised of operations located principally in the United States and Canada as well as in Puerto Rico, Mexico and select countries in Central and South America, including Costa Rica, Brazil, Argentina and Chile, and includes 67 facilities located in 8 countries. The EMEA-APAC segment is comprised of our operations located principally in Europe as well as in certain Asia-Pacific countries, and includes 110 facilities located in 26 countries.
The following table presents the percentage of net sales from each of our reportable segments:

	Year ended December 31,
	2016	2015	2014
Americas	61%	60%	56%
EMEA-APAC	39	40	44
Total	100%	100%	100%
Both of our segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the Biopharma, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities, primary education and research institutes and environmental organizations. Both of our segments offer a similar portfolio of laboratory products and other supplies.
We use operational data and management assumptions to estimate our product and customer mix as a percentage of consolidated net sales. The following charts present estimated net sales by product and customer group as a percentage of the total for the year ended December 31, 2016:

For more information about our reportable segments, see Note 22 to our consolidated financial statements beginning on page F-1 of this report.
Products and Services
Branded and Private Label Laboratory Products
We provide value to our customers by offering a broad portfolio of branded and private label laboratory products, including custom manufacturing. Our portfolio of branded products gives our customers access to some of the most recognized brands in the world. We enhance our customers’ choice by offering a lower cost, private label alternative to branded products. Private label laboratory products represented approximately 19% of our 2016 net sales. During 2016, we processed nearly 18,000 customer orders per day with an average order size of over $700.
We classify our branded and private label laboratory products as consumable or durable. Consumable products include chemicals, laboratory and production supplies and science education products. These products are essential to research and quality control laboratories and are generally used on a recurring basis. We offer an extensive selection of branded and private label consumable products. Our private label offering includes custom manufactured chemicals, including buffers, reagents, active pharmaceutical ingredients, high purity ingredients, ultra-pure acids and other chemicals used in biopharmaceutical and industrial applications and production processes. Consumable products represented approximately 73% of our 2016 net sales. We also offer durable products and scientific instruments with varying levels of complexity and sophistication. These products represented approximately 18% of our 2016 net sales.
Value-Added Services
We complement our branded and private label product portfolio with a number of customized value-added services, under the VWRCATALYST® brand. In addition to procurement, logistics, chemical and equipment tracking and glassware autoclaving, we offer complex scientific research support services such as DNA extraction, bioreactor servicing, compound management and customized kit assembly. This enables us to support a higher level of science on behalf of our customers, enabling them to focus on areas of research. Value-added services represented approximately 4% of our 2016 net sales.

History
The origins of our business date to 1852 in Sacramento, California when we initially sold glassware and laboratory supplies to the mining industry. We first became a publicly-owned company in 1986 after a spin-off from Univar Corporation. In 1999, we were acquired by Merck KGaA and soon combined with its European distribution operations to become a leader in the global laboratory products market under the name “VWR International Corporation.” In 2004, we were divested by Merck KGaA and acquired by Clayton, Dubilier & Rice, a private equity firm, in a leveraged transaction.
In 2007, we were acquired by Varietal, an entity owned by investment funds affiliated with Madison Dearborn Partners, certain co-investors and members of management. As a result of our 2014 IPO and subsequent secondary offerings of our stock, Varietal now owns 35% of our common stock.
Customers
Our customer base is diverse and stable. We provided solutions to about 105,000 customers in 2016, including a significant number of the companies on the Fortune 500 list, about 5,000 leading academic institutions and thousands of smaller businesses in multiple industries. We centrally manage and actively collaborate with our largest global customers and provide them with value-added services, optimize the efficiency of their research, production and procurement activities and support them with dedicated on-site professionals and technicians. In addition, we manage relationships with our regional customers on a local basis, with a focus on their particular customer segment-specific needs. We estimate that we shipped products to more than 250,000 unique customer sites in 2016.
We seek long-term, collaborative relationships with our customers. The substantial majority of our 50 largest customer relationships are governed by three to five year contracts that typically include pricing and volume incentives intended to earn the majority of their laboratory products and services business.
We are a significant provider of laboratory products, chemicals, safety equipment and life science supplies to a majority of the world’s 20 largest pharmaceutical companies. In 2016, our top 20 customers accounted for approximately 20% of our net sales, with no single customer representing more than 4% of our net sales. At December 31, 2016, our top ten customers have had relationships with us averaging nearly 11 years.
Suppliers
We distribute branded and private label products sourced from over 4,000 laboratory product suppliers located across the globe, including most of the leading developers and manufacturers of those products who sell through distributors. We seek strong relationships with our largest suppliers, most of which have partnered with us for more than 20 years. Our ten largest suppliers in 2016 accounted for 32% of our purchases, with no individual supplier accounting for more than 8%.
Our supplier relationships are based on contracts that vary in geographic scope, duration, product and service type, and some include exclusivity provisions. Those relationships may include distribution, sales and marketing support as well as servicing of instruments and equipment.
We manufacture a portion of our private label products, primarily laboratory and production chemicals, and source the remainder from third-parties, including our established branded suppliers. We utilize a disciplined process to ensure the high quality of our private label products. Private label products provide our customers with a value-focused alternative to branded products and generally provide us higher margins.

Sales and Marketing
We reach customers through a well-trained global sales force, comprehensive websites and targeted catalogs. Our sales force is comprised of over 3,700 sales and sales support professionals, including over 300 sales specialists in areas such as life science, chromatography, production, chemicals and furniture, selected for their in-depth industry and product knowledge. Our sales professionals include native speakers for each of the countries in which we operate, allowing them to have high impact interactions with our customers across the globe.
Our e-commerce platform plays a vital role in how we conduct business with our customers. Over half of the orders that we process originate from our e-commerce platform, including websites that feature our full product offering on a multi-language platform. Our websites utilize Google® search analytics and feature personalized search tools, customer specific web solutions and enhanced data on 2.6 million products that optimize our customers’ online purchasing experience and better integrate our customers’ processes with our own. Our websites are designed to integrate acquisitions, drive geographical expansion and serve segmented market needs with relative ease.
We also publish flyers, brochures, magazines and catalogs in about 20 languages distributed worldwide. Our general catalogs are supplemented by specialty catalogs and brochures for specific industries, scientific applications and product lines. For example, we have developed “all you need” catalogs for brewing, dairy, life science and genomics. In addition, we produce several serial publications that engage our customers with informative articles and a focused product offering, timed to release during prime purchasing seasons.
Distribution Network, Facilities and Infrastructure
Our global infrastructure consists of over 170 facilities to deliver a broad array of products to our customers within 24 to 48 hours. We have a unique pan-European platform, reaching customers throughout Europe with industry-leading efficiency and service levels. Our network includes over 4.7 million square feet of distribution space from strategically-located distribution centers, smaller regional service centers, “just-in-time” facilities and customer contact centers. Below is a summary of these facilities:

•	our distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders;

•	our regional service centers are located near selected customer locations and are designed to supply a limited number of products to those customers that require a high level of service;

•	we also operate “just-in-time” facilities at or near customer sites to meet their needs promptly;

•	customer contact centers are responsible for order entry and service; and

•	our two service centers employ more than 1,000 associates who provide commercial and administrative support services to us and our customers and suppliers.
We also contract with third parties to ship products directly to our customers.
Our global headquarters is in Radnor, Pennsylvania, and our European headquarters is in Darmstadt, Germany.
Technology
We have a highly automated ERP system that promotes standardization and simplicity. Our global web infrastructure provides seamless integration with our customers. These technology platforms support rapid development and deployment of enhancements so that we may quickly adapt to meet the technology needs of our customers and seamlessly integrate new acquisitions. We have made significant investments in our IT platform to implement a common ERP and e-commerce platform to enhance the customer experience. In 2016, over half of our orders were derived from our electronic platforms including EDI and e-commerce. We have more than 175,000 customer accounts on our website.
Our IT operating strategy is to act globally when possible and locally where necessary to strategically facilitate our business objectives and to develop a stable, growth oriented infrastructure and global informational system platform. Our IT infrastructure has evolved into a cohesive group of global computing platforms. This development has reduced costs while improving our overall quality and delivering more value.
Competition
We operate in a highly competitive environment with a diverse and fragmented base of competitors, many of whom focus on specific regions and market segments. Competitive factors in the customer segments we serve include service and delivery, breadth of product line, price, customer support, e-commerce capabilities and the ability to meet the special and local needs of our customers.
In our Americas laboratory products business, we compete primarily with Fisher Scientific. Most of our other competitors are laboratory equipment manufacturers that sell directly to their customers and smaller distributors that focus on specific geographies and product categories. In our services business, we compete with life science companies that offer laboratory management services such as Fisher Scientific, PerkinElmer and Agilent Technologies, local service providers and other service outsourcing companies.
In our EMEA-APAC laboratory products business, we have a unique Pan-European platform that provides us with an important competitive advantage. We principally compete with Fisher Scientific for certain global customers and with regional competitors. In our services business, we predominantly compete with small businesses operating on a regional basis.
We believe that our competitive strengths position us well in our customer segments and the geographies we serve. We leverage our scale, customer access, depth of product and service offerings, marketing strategies and sales force, financial profile and management team to deliver superior solutions to our customers and to provide extensive market channel access to our suppliers.
Employees
As of December 31, 2016, we had over 10,200 employees, including nearly 4,700 in North America, 4,100 in Europe, 1,200 in Asia-Pacific (including over 1,000 employees in our shared service centers) and over 200 in Central and South America. Of these employees, nearly 3,400 or 33% are in customer facing roles. As of December 31, 2016, about 4% of our employees in North America were represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. We believe our relations with our employees are good.
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
With operations in many parts of the world, the global economy has a significant impact on our business. Unfavorable economic conditions in the United States, Europe and other regions in which we operate and volatility in the global capital and credit markets could materially and adversely affect us. In particular, a deterioration of global economic conditions, geopolitical conditions or a prolonged period of market instability, could present the following additional risks and uncertainties for our business:

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
The substantial majority of our 50 largest customer relationships are governed by three to five year contracts. In many cases, our customers will undertake a competitive process at the expiration of these contracts and have on occasion not selected us to continue as their provider of laboratory products and services. The loss of one or more of our large customers, a material reduction in their purchase of products or services from us, extended disruptions or interruptions in their operations or material changes in the contract terms could have a material adverse effect on our business, financial condition and results of operations.
The life science industry has and will continue to experience significant changes that could adversely affect our business.
Many of our customers in the life science industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental payments for pharmaceutical products, expirations of significant patents, lower funding for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of general healthcare services or mandated benefits and we expect there will be additional changes in such legislation or regulations in the future particularly in light of the change in administrations following the 2016 U.S. presidential election. In response to these and other changes, some of our life science customers have implemented or may in the future implement actions in an effort to control and reduce costs, including:

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
The ability of our life science customers to develop new products to replace lost sales from expirations of significant patents, along with the impact of other past or potential future changes in the general healthcare industry may result in our customers significantly reducing their purchases of products and services from us or the prices they are willing to pay for those products or services. In addition, we will need to adapt our business to maintain existing customer relationships and develop new customer relationships as our customers consolidate or outsource certain activities domestically or to low-cost offshore locations.
We operate in a highly competitive market. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.
We compete in the global laboratory products market primarily with Fisher Scientific, which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers of all sizes selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities, service offerings and the ability to meet the special requirements of customers.
A few of our competitors have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of products or services provided pursuant to the agreement with little or no notice. Lack of product availability, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby preventing us from distributing these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the global laboratory products market could result in existing competitors increasing their market share, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new participants in the industry could also have a material adverse effect on our ability to compete.
We are subject to currency risks with respect to our international operations.
We report our consolidated financial results in U.S. dollars. A significant portion of our earnings and net assets are from our operations outside the United States and denominated in foreign currencies, principally the euro but also the British pound sterling and many others. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. For example, the announcement of Brexit, the difficulties and debt burden experienced by a number of European countries and the outcome of the U.S. presidential election each have caused, and may continue to cause, significant volatility in currency exchange rate fluctuations.

Fluctuations in currency could also adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.
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

•	we may assume substantial actual or contingent liabilities, known or unknown;

•	acquisitions may not meet our expectations of future financial performance;

•	we may experience delays or reductions in realizing expected cost or commercial synergies;

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

•	geopolitical risks and uncertainties;

•
disruptions in the efficiency and effectiveness of, and difficulty in overseeing and managing, operations, supply chain, quality assurance standards and certain important administrative functions, including those that have been or in the future may be transferred to our shared services operations;

•	restrictions imposed by foreign governments on international cash transfers;

•	fluctuations in foreign currency exchange rates;

•	potentially adverse tax consequences of operating in multiple international jurisdictions;

•	enforcement of contractual obligations; and

•	changes in trade policies and trade relations.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Testing Goodwill and Other Intangible Assets for Impairment” for more information.
As of December 31, 2016, goodwill and other intangible assets represented approximately $3.3 billion or 66% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic or industry-specific pressures, including but not limited to rising interest rates.
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
Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, storage, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration, the Bureau of Industry and Security, the U.S. Office of Foreign Assets Control and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our operational activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. We are also required to abide by the anti-corruption and anti-bribery laws of all countries in which we operate, including the FCPA. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines, penalties or assessments or otherwise restrict our ability to provide competitive products and solutions and thereby have an adverse impact on our financial condition.
We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we manufacture and distribute. Further, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.
While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could impact our business and the industries in which we compete. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, reform of the federal tax code and modifications to international trade policy, public company reporting requirements, environmental regulations and antitrust enforcement.
Additionally, if our suppliers become subject to more stringent laws, they may seek to recover any or all increased costs of compliance from us by increasing prices, and we may not be able to recover all such increased prices from our customers. If our suppliers have violated or are alleged to have violated any laws or regulations during the performance of their obligations to us, it is possible that we could suffer financial and reputational harm or other negative outcomes. Accordingly, we cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations applicable to our suppliers.
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
Our infrastructure primarily consists of strategically located distribution centers and smaller regional service centers where we receive products from manufacturers, manage inventory and fill and ship customer orders. We also ship a significant amount of our orders through independent package delivery providers. Prompt shipment of our products is important to our business. Any significant disruptions to the operations of our distribution centers or such third parties for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond the control of us or such third parties, could cause our operating expenses to increase or seriously harm our ability to fulfill our customers’ orders on a timely basis, or both. In addition, an increase in prices by our third party carriers, due to increases in fuel prices or otherwise, could adversely impact our financial condition and results of operations if we are unable to find alternative providers or make adjustments to our selling prices.
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
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could disrupt our business and/or our supply chain, result in the improper disclosure or misuse of confidential or proprietary information, damage our reputation and/or increase our costs. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a high priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us to comply with applicable legal requirements, may not only cause us significant reputational harm but may also lead to claims against us by our customers and/or governmental agencies and involve fines, penalties, cost for remediation and defense and settlement expenses.
In addition, we accept payment by credit card and similar payment instruments for a material portion of our sales, and our ability to accept, process and settle credit card transactions is subject to rules and regulations issued and/or amended from time to time by payment card companies such as American Express, VISA, MasterCard and Discover. These rules and regulations, which vary based on annual transaction volume and transaction experience, require us to safeguard customer information, including applying the minimum security standards for the manner in which we capture, store, process and transmit such information. Our failure to comply with such changing rules and standards can subject us to fines, restrictions or expulsion from these card acceptance programs, which could have a material adverse effect on our business, financial condition and results of operations.
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
As a global corporation, our business is subject to a wide variety of U.S. federal, state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will impact our income tax provision or our income tax assets and liabilities. We are also subject to income tax audits in the United States and numerous foreign jurisdictions. The tax laws to which we are subject are inherently complex and ambiguous, and we must interpret the applicable laws and make subjective judgments about both the expected outcome upon challenge by the applicable taxing authorities and our global provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Tax authorities in the various jurisdictions in which we have a presence and conduct business may disagree with our tax positions and assess additional taxes.
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
As a U.S. company doing business in international markets through subsidiaries, we are subject to intercompany pricing rules in the jurisdictions where we operate. Tax rates vary from country to country, and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully offset the adjustment in the other jurisdictions, which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, or OECD, has adopted guidelines regarding base erosion and profit shifting. As a result of the adoption by the OECD, individual taxing jurisdictions have also adopted some form of these guidelines as well. As such, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change.
Risks Related to Our Indebtedness
Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt or contractual obligations.
We have a substantial amount of debt, which requires us to make significant interest and principal payments. At December 31, 2016, we had outstanding indebtedness of $2.0 billion, including our senior credit facility, 4.625% senior notes and our A/R Facility. Our high level of debt could have important consequences to us including the following:

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
The market price for our common stock is likely to be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased their shares due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those described under “Risks Related to Our Business” and “Risks Related to Our Indebtedness” and the following:

•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of securities analysts to initiate or maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders, including Varietal, which is strongly influenced by Madison Dearborn Partners;

•	market conditions or trends in our industry or the economy as a whole;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.
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
Madison Dearborn Partners beneficially owns, through its control of Varietal, approximately 35% of our common stock. As a result of its beneficial ownership, Madison Dearborn Partners, so long as it continues to beneficially own a significant amount of our outstanding common stock, will have the ability to strongly influence the outcome of matters submitted to a vote of stockholders and, through the Board, the ability to strongly influence decision-making with respect to our business direction and policies. Matters over which Madison Dearborn Partners, directly or indirectly, exercises significant influence include:

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
Each of Messrs. Alexos and Sullivan, who are officers of Madison Dearborn Partners, and Mr. Kraemer, who is associated with Madison Dearborn Partners, serve on the Board. Varietal, which is controlled by Madison Dearborn Partners, continues to hold a significant amount of our outstanding common stock. Madison Dearborn Partners and the entities it controls may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Madison Dearborn Partners, on the one hand, and of other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to the Board and a majority of our disinterested directors approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (iii) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation provides that any principal, officer, member, manager and/or employee of Madison Dearborn Partners or any entity that controls, is controlled by or under common control with Madison Dearborn Partners (other than us or any company that is controlled by us) or a Madison Dearborn Partners-managed investment fund is not required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.
Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. On February 17, 2017, 131,634,086 shares of common stock were outstanding. The shares of common stock sold in our IPO and subsequent registered secondary offerings are freely tradable without restriction under the Securities Act, except that any shares of our common stock that may be acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, may be sold only in compliance with certain volume limitations and other restrictions of Rule 144 of the Securities Act.
The remaining 45,750,000 shares, representing 35% of our total outstanding shares of common stock, will continue to be “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144 or Rule 701 under the Securities Act.
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

•	generally prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•	provide that special meetings of the stockholders can only be called by a majority of the Board through a special resolution;

•	establish advance notice requirements for nominations for elections to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	provide that the Board is expressly authorized to make, alter or repeal our amended and restated by-laws.
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

We are required to pay our existing owners for certain tax benefits to the extent realized by us (or deemed realized by us in the case of a change of control, certain divestitures or certain other events), which amounts are expected to be material and, in some instances, may exceed the tax benefits realized by us.
We have entered into an ITRA with our existing stockholder, Varietal. The ITRA provides for the payment by us to Varietal of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we along with our domestic subsidiaries actually realize as a result of the utilization of our pre-IPO net operating loss carryforwards.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual timing of any payments under the ITRA will vary depending upon a number of factors, including the amount, character and timing of our and our domestic subsidiaries’ taxable income in the future. Payments made under the ITRA have been material and may continue to be material in future periods.
At December 31, 2016, we reported a liability of $85.0 million for the ITRA, which represents 85% of the remaining cash savings from applicable net operating loss carryforwards. Future changes in the realization of our net operating loss carryforwards that were generated prior to our IPO, if any, may impact the amount that will ultimately be paid to Varietal. We expect to pay the obligation within the carryforward period of the tax attributes without expiration.
In addition, the ITRA provides that upon certain mergers, stock and asset sales, other forms of business combinations or other changes of control, the ITRA will terminate and we will be required to make a payment equal to the present value (at a discount rate of LIBOR plus 1.00%) of anticipated future payments under the ITRA. Such payment would be based on certain assumptions, including those relating to our and our domestic subsidiaries’ future taxable income, and may therefore significantly exceed the actual tax benefits we ultimately realize from our net operating losses. We will have a similar obligation to make a present value accelerated payment based on certain assumptions if we dispose of certain subsidiaries or if we breach any of our material obligations under the ITRA, each of which also may result in a payment significantly in excess of the actual tax benefits we ultimately realize from our net operating losses. In these situations, our obligations under the ITRA could have a negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. Additionally, under the terms of the ITRA, Varietal may be permitted to assign its rights under the agreement without our consent, in which case we may be required to deal with an unrelated counterparty under the agreement.
Varietal will not reimburse us for any payments previously made under the ITRA if such benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in certain circumstances, payments could be made under the ITRA in excess of our ultimate cash tax savings. To the extent that we are unable to make timely payments under the ITRA for any reason, such payments will be deferred and will accrue interest at a rate of LIBOR plus 3.00% per annum until paid. We have agreed under the ITRA not to incur, and not to permit any of our domestic subsidiaries to incur, any new restrictions that would limit our ability to make payments under such agreement or the ability of our domestic subsidiaries to make payments to us for that purpose. This restriction could make it more difficult or costly for us to refinance our outstanding indebtedness.
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
We operate more than 170 facilities with over six million square feet for offices, distribution and manufacturing. Our global headquarters is in Radnor, Pennsylvania, and our European headquarters is in Darmstadt, Germany.
The following table presents information about our principal facilities by segment:

	Owned/Leased	Size (sq. ft.)	Type of Facility
Americas:
Batavia, Illinois	Owned	360,000	Distribution
Bridgeport, New Jersey	Owned	369,000	Distribution
Buford, Georgia	Leased	130,000	Distribution and manufacturing
Claremont, California	Leased	86,000	Distribution and manufacturing
Denver, Colorado	Leased	130,000	Distribution
Eaglesville, Pennsylvania	Owned	62,000	Distribution and manufacturing
Manati, Puerto Rico	Owned	130,000	Distribution
Mississauga, Ontario, Canada	Leased	114,000	Distribution
Overland, Missouri	Owned	90,000	Distribution and manufacturing
Radnor, Pennsylvania	Leased	150,000	Offices
Rochester, New York	Owned	339,000	Distribution, assembly and offices
Solon, Ohio	Leased	226,000	Distribution, manufacturing and offices
Sugar Land, Texas	Leased	62,000	Distribution
Suwanee, Georgia	Leased	169,000	Distribution
Visalia, California	Owned	503,000	Distribution
Wangara, Australia	Leased	62,000	Distribution, manufacturing and offices
EMEA-APAC:
Barcelona, Spain	Leased	73,000	Distribution
Briare, France	Owned	303,000	Distribution, repackaging and mixing
Bruchsal, Germany	Owned	219,000	Distribution
Darmstadt, Germany	Leased	56,000	Offices
Debrecen, Hungary	Leased	68,000	Distribution, repackaging and mixing
Dublin, Ireland	Leased	77,000	Distribution
Karlskoga, Sweden	Leased	131,000	Distribution
Kelsterbach, Germany	Leased	60,000	Distribution
Leuven, Belgium	Owned	207,000	Distribution and manufacturing
Lutterworth, United Kingdom	Leased	185,000	Distribution
Singapore	Leased	74,000	Distribution
Our facilities located in Batavia, Illinois and Visalia, California are subject to mortgage liens under the senior credit facility.

Item 3.	Legal Proceedings
For information about legal proceedings and matters, see Note 10 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.
Executive Officers
The following table presents information about our directors and executive officers at February 17, 2017:

	Age	Position
Manuel Brocke-Benz	58	Director, President and Chief Executive Officer
Gregory L. Cowan	63	Senior Vice President and Chief Financial Officer
Mark T. McLoughlin	61	Senior Vice President and President, Americas Lab and Distribution Services
Dr. Nils Clausnitzer	47	Senior Vice President and President, EMEA-APAC Lab and Distribution Services
George Van Kula	53	Senior Vice President, Human Resources, General Counsel and Secretary
Gerard J. Christian	48	Senior Vice President and Chief Global Business Services Officer
Ulf Kepper	51	Senior Vice President, VWR Services
Douglas J. Pitts	58	Vice President and Corporate Controller
Unless indicated to the contrary, the business experience summaries provided below describe positions held by the named individuals during the last five years.
Manuel Brocke-Benz has been our President and Chief Executive Officer since January 2013. From July 2012 to January 2013, Mr. Brocke-Benz served as our interim Chief Executive Officer while also serving as the Senior Vice President and Managing Director of Europe, Lab and Distribution Services, a position he held since January 2006. Mr. Brocke-Benz was elected to the Board in September 2012 and currently is the Chair of the Finance Committee. Mr. Brocke-Benz initially joined us in 1987.
Gregory L. Cowan has been our Senior Vice President and Chief Financial Officer since June 2009. Prior to assuming his current position, Mr. Cowan served as our Vice President and Corporate Controller from December 2004 to May 2009.
Mark T. McLoughlin became our Senior Vice President and President, Americas Lab and Distribution Services in November 2014. Mr. McLoughlin served as our Senior Vice President and President, U.S. Lab and Distribution Services from July 2012 to November 2012 and as Senior Vice President of Category Management and Senior Vice President of Emerging Businesses from September 2008 to June 2012.
Dr. Nils Clausnitzer became our Senior Vice President and President, EMEA-APAC Lab and Distribution Services in January 2016. Prior to joining us in January 2016, Dr. Clausnitzer served in various leadership roles at Qiagen N.V. from July 2010 to December 2015, including president and head of commercial operations, EMEA from October 2013 to December 2015, VP and head of commercial operations, EMEA from July 2013 to October 2013 and VP, head of commercial operations MDX Europe from July 2010 to June 2013.
George Van Kula has been our Senior Vice President, Human Resources, General Counsel and Secretary since March 2013. From May 2006 to March 2013, Mr. Van Kula served as Senior Vice President, General Counsel and Secretary.

Gerard J. Christian became our Senior Vice President and Chief Global Business Services Officer in March 2016. Mr. Christian was our Senior Vice President and Chief Information Officer from August 2012 to March 2016. From January 2011 until August 2012, Mr. Christian served as Vice President of Shared Services as well as Vice President, Pricing and Contract Administration. From March 2007 until December 2010, Mr. Christian served as Vice President and Country Manager for VWR Ireland.
Ulf Kepper became our Senior Vice President, VWR Services in June 2014. Mr. Kepper served as Vice President for Global Marketing Services from 2009 to May 2014 and was responsible for product data management, marketing communications and e-business.
Douglas J. Pitts became our Vice President and Corporate Controller in July 2013. Mr. Pitts served as Vice President, Internal Audit from 2011 to June 2013 and Vice President and Assistant Corporate Controller from 2007 to 2010.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Markets for Common Stock
Our common stock is listed on NASDAQ under the symbol “VWR.” The following table presents quarterly high and low sales prices of our common stock:

	2016		2015
	High	Low	High	Low
First quarter	$28.20	$21.56	$26.86	$23.18
Second quarter	30.66	25.17	28.83	25.16
Third quarter	31.75	26.55	27.80	24.43
Fourth quarter	29.29	24.53	28.58	23.65
On February 17, 2017, NASDAQ reported that the closing price of our common stock was $27.00.
Holders of Common Stock
On February 17, 2017, we had only one holder of record of our common stock, Varietal. This does not include holdings in street or nominee names.
Dividends
We currently do not expect to pay any dividends on our common stock.
Our subsidiaries are party to certain debt agreements that restrict their ability to pay dividends or make other distributions to us. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 24 to our consolidated financial statements beginning on page F-1 of this report.

Stock Performance Graph
The following graph compares the return on a $100 investment in our common stock made on October 2, 2014, the day we first began trading on NASDAQ, with a $100 investment also made on October 2, 2014 in the S&P MidCap 400® Index and the S&P MidCap 400® Health Care Index. The S&P MidCap 400® Index is a broad equity market index of companies having market capitalization similar to ours. The S&P MidCap 400® Health Care Index is an industry-specific equity market index that we believe closely aligns to us based on the following: (i) the index follows companies of a similar size to us in terms of net sales and market capitalization; (ii) the index includes health care distributors, the segment of the Global Industry Classification Standard that we believe most closely aligns to us; and (iii) the index includes companies in the Biopharma and healthcare industries, two of our primary customer groups that together comprise approximately half of our net sales.
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
Equity Compensation Plans
The information required with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders.

Item 6.	Selected Financial Data
The information in this item is only a summary and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes beginning on page F-1 of this report.

(dollars in millions, except per share amounts and prices of one euro)	Year ended December 31,
	2016	2015	2014	2013	2012
Average price of one euro(1)	$1.11	$1.11	$1.33	$1.33	$1.29

Statement of Operations Data:(2)
Net sales	$4,514.2	$4,318.8	$4,375.3	$4,187.8	$4,129.4
Cost of goods sold	3,252.4	3,121.7	3,131.9	2,991.5	2,962.0
Gross profit	1,261.8	1,197.1	1,243.4	1,196.3	1,167.4
Selling, general and administrative expenses(3)	946.2	876.9	925.5	942.3	915.4
Operating income	315.6	320.2	317.9	254.0	252.0
Interest expense, net(4)	(79.7)	(102.8)	(166.3)	(190.7)	(199.5)
Other income (expense), net(5)	(1.1)	45.4	90.9	(38.8)	(15.1)
Loss on extinguishment of debt(6)	(0.5)	(32.7)	(5.1)	(2.0)	(25.5)
Income before income taxes	234.3	230.1	237.4	22.5	11.9
Income tax provision	(86.1)	(75.8)	(84.8)	(8.4)	(8.1)
Net income	148.2	154.3	152.6	14.1	3.8
Accretion of dividends on redeemable convertible preferred stock(7)	—	—	(29.4)	(47.9)	(45.5)
Net income (loss) applicable to common stockholders	$148.2	$154.3	$123.2	$(33.8)	$(41.7)
Earnings (loss) per share:(7)
Basic	$1.13	$1.17	$2.50	$(338.00)	$(417.00)
Diluted	1.12	1.17	2.49	(338.00)	(417.00)

Other Financial Data:(2)
Net cash provided by (used in):(8)
Operating activities	$266.2	$225.0	$191.1	$200.9	$34.7
Investing activities	(202.7)	(97.9)	(123.0)	(89.5)	(160.9)
Financing activities	(26.8)	(96.1)	(71.8)	(117.9)	98.3
Depreciation and amortization	130.1	124.5	129.3	130.0	125.9
Cash paid for income taxes, net	78.3	48.0	39.3	37.3	45.7
Net cash paid to acquire businesses(8)	142.8	59.1	89.9	44.4	113.3
Capital expenditures	59.9	40.9	33.6	45.3	51.8
Gross margin	28.0%	27.7%	28.4%	28.6%	28.3%
Dividends paid per share(7)	$—	$—	$0.25	$—	$—

(in millions, except prices of one euro)	December 31,
	2016	2015	2014	2013	2012
Spot price of one euro(1)	$1.06	$1.09	$1.21	$1.38	$1.32

Balance Sheet Data:
Cash and cash equivalents	$168.7	$136.3	$118.0	$135.6	$139.8
Total assets	4,962.5	4,793.8	4,977.1	5,187.7	5,374.9
Total debt(4)	2,017.0	1,989.0	2,100.2	2,833.1	3,121.5
Total redeemable equity(7)	21.2	38.8	51.4	670.6	627.9
Total stockholders’ equity(7)	1,494.4	1,336.4	1,339.7	425.8	406.1

(1)
Changes in foreign currency exchange rates significantly affect our statement of operations, balance sheet and other financial data. The annual prices of one euro are provided to illustrate the five-year trend in our most significant foreign currency.

(2)	For information about changes from 2014 to 2016, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	In 2016 and 2013, restructuring charges of $20.3 million and $32.5 million, respectively, impacted the trend in SG&A expenses.

(4)	In October 2014, we completed our IPO resulting in a significant capital contribution. We used proceeds to repay debt, which significantly reduced our interest expense compared to 2013 and 2012.

(5)
Significant euro-denominated debt instruments are held by a subsidiary in the United States, causing us to record remeasurement gains or losses in earnings to the extent not hedged. In 2015, we designated most of that debt as a hedge of our net investment in foreign operations, which has reduced the impact to earnings.

(6)	In 2012, we extinguished senior notes and incurred a loss of $25.5 million.

(7)
In 2014 in anticipation of our IPO, we recapitalized our equity and paid a $25.0 million dividend to Varietal. The recapitalization ended the accretion of dividends on our redeemable convertible preferred stock because we converted all prior equity and redeemable equity into newly-issued shares of common stock. This significantly changed the number of shares used to calculate earnings per share beginning in 2014.

(8)
Short-term changes in working capital have caused volatility in historical operating cash flows, while changes in investing cash flows were primarily caused by the relative number and size of business acquisitions completed each year. We manage changes in operating and investing cash flows by utilizing availability under our credit facilities, which contributes to changes in financing cash flows. Absent these changes, operating cash flows have generally increased as a result of year-over-year improvements to our earnings, excluding non-cash items such as depreciation and amortization and deferred income tax provision.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This item should be read with our consolidated financial statements and related notes beginning on page F-1 of this report. This item also contains forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those forward-looking statements. Refer to “Cautionary Factors Regarding Forward-Looking Statements” and Item 1A, “Risk Factors” for additional information.
Overview
We are a leading global independent provider of product and service solutions to laboratory and production customers. We have significant market positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with laboratory product suppliers across multiple industries and geographies. We offer a broad portfolio of branded and private label laboratory products, a full range of value-added services and custom manufacturing capabilities to meet our customers’ needs. Services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our growth strategies include expanding our global strategic relationships, developing complementary new services, expanding our customer and supplier base, implementing best practices across our operations, broadening our offerings to underserved customer segments, executing targeted acquisitions and deploying capital to create stockholder value.
Trends Affecting our Performance and Financial Condition
The following summarizes our views about trends that are affecting our business. Many of these trends could affect our performance and financial condition in future periods.
We have been reducing our leverage and our interest
During the last three years, we have repaid over $600 million of long-term debt. Proceeds from our IPO together with growth in earnings and operating cash flows have allowed us to significantly reduce our balance sheet leverage. We plan to continue using operating cash flows to repay debt over the next few years.
During the fourth quarter of 2016, we repaid €50 million of our term B loan and amended it to lower the interest we pay. In 2015, we refinanced substantially all of our debt for lower rates of interest. To complete the debt refinancings of 2016 and 2015, we paid $0.9 million and $41.9 million of fees, respectively, some of which were immediately expensed and some of which were deferred to future periods.
Earlier in 2016, we entered into two interest rate swaps that effectively converted the variable interest rate on $500 million of our term A loan into a fixed rate of about 3%.
Taken as a whole, these initiatives have reduced our ongoing interest expense, the cash we pay for interest and our exposure to changes in variable interest rates while increasing the principal amounts we must pay prior to maturity. For additional information, see Note 8 to the consolidated financial statements beginning on page F-1 of this report.

We have been acquiring businesses that provide us new product and service platforms
Over the past few years, we have been focused on broadening our product and service offerings through acquisitions, especially in the bioprocessing, biochemical and services sectors. We have also acquired companies that strengthen our existing market positions and expand our geographic presence. We acquired five businesses in 2016 and another business in January 2017, and we expect to acquire more companies in future periods. For additional information, see Note 5 to our consolidated financial statements beginning on page F-1 of this report.
We are continually reviewing our business model to identify cost savings measures
Our ongoing plan is to utilize information technology, our operational footprint and ongoing process improvement to leverage our cost structure over time. As part of this process, we initiated a restructuring program in the fourth quarter of 2016 that we expect to result in savings over the next two years. In connection with this program, we incurred charges of $20.3 million in the fourth quarter of 2016 and anticipate additional charges of $14.7 million, most of which we expect to incur in 2017.
We have experienced significant changes in foreign currency exchange rates
Our operations span the globe. A significant portion of our earnings and net assets are denominated in foreign currencies, principally the euro but also the British pound sterling and many others. We also carry a significant amount of euro-denominated debt in the United States. Because we translate or remeasure these items into U.S. dollars, changes in foreign currency exchange rates can have a significant impact on our reported results.
Following a referendum by the British people to leave the European Union, the British pound sterling weakened significantly during 2016. The euro also reached a historic low against the U.S. dollar in late 2016. These trends followed a significant weakening of most foreign currencies against the U.S. dollar during the second half of 2014.
Since 2015, we have designated hedges that reduce the earnings impact of remeasuring the euro-denominated debt held by our U.S. subsidiary. For more information, see Note 9 to our consolidated financial statements beginning on page F-1 of this report.
Foreign currency exchange rates also impact some of our cross-border purchasing and service arrangements. These changes generally have not been material to our results, but we have experienced greater effects on earnings due to the historic changes described above.
We are not able to predict the impact that future changes in foreign currency exchange rates may have on our operating results, but their impact could be significant. Item 7A, “Qualitative and Quantitative Disclosures about Market Risk,” provides additional information about the impact such changes could have on our financial position and results of operations.
Our product and customer mix continues to evolve
We offer a broad portfolio of branded and private label laboratory products and a full range of value-added services. These products and services are sold at different gross margins, with the highest margins coming from private label and custom-manufactured products. Private label and self-manufactured products represented 19% of our 2016 product sales. The mix of products sold by us in any given period will impact our gross margin. We intend to selectively expand our private label product offerings to augment our branded product offerings. We are also enhancing our capabilities as a manufacturer of high quality biochemicals, chemicals and reagents to the extent we do not conflict with the offerings of our existing supplier base.
We serve a wide variety of customers in different industries. Biopharma was our largest and fastest growing customer group in 2016, representing 43% of our consolidated net sales, but year-over-year sales growth for this group moderated in the second half of 2016. Meanwhile, we have observed higher growth rates from customers in the healthcare and industrial sectors.
Seasonality and inflation continue not to have a significant impact
Although the prices we pay for our products may increase, we believe that we can continue to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation to our customers.
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

•
Adjusted operating income and Adjusted EPS, which we discuss in materials furnished to the SEC and other public materials related to our presentation of quarterly results. Both are non-GAAP financial measurements that exclude the amortization of acquired intangible assets, restructuring charges, impairment charges, changes in foreign currency exchange rates related to financing decisions and certain other items. For Adjusted EPS, we then add or subtract an estimated incremental income tax effect applicable to those items. We believe that these measurements are useful to investors as an additional way to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason; and

•	Cash flows, particularly cash flows from operating activities, which we discuss in the section entitled “Liquidity and Capital Resources — Historical Cash Flows.”
Cautionary Statement about Non-GAAP Financial Measurements
As previously noted, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that are used by management, and which we believe are useful to investors, as supplemental operational measurements to evaluate our financial performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements beginning on page F-1 of this report and in publicly filed reports in their entirety and not rely solely on any one, single financial measurement or communication.
Reconciliations of our non-GAAP measurements appearing in this report to their most directly comparable GAAP-based financial measurements are included throughout the section entitled “Results of Operations.”
Results of Operations — Comparison of Years Ended December 31, 2016 and 2015
Executive Summary

	Year ended December 31,		Reported change
(dollars in millions, except per share amounts)	2016	2015	Amount	%
Net sales	$4,514.2	$4,318.8	$195.4	4.5%
Organic net sales growth	3.2%
Gross margin	28.0%	27.7%	30	basis points
Operating income	$315.6	$320.2	$(4.6)	(1.4)%
Operating income margin	7.0%	7.4%	(40)	basis points
Net income	$148.2	$154.3	$(6.1)	(4.0)%
Diluted earnings per share	1.12	1.17	(0.05)	(4.3)%
The effect of currency translation moderated in 2016 and was most impacted by the weakening of the British pound sterling. Net sales also benefited from acquisitions. As a result, net sales grew 4.5% and operating income declined 1.4% while organic net sales growth was 3.2% and constant-currency operating income was nearly flat. Net income and diluted earnings per share declined compared to 2015.
Organic net sales benefited from worldwide growth from Biopharma customers, which moderated in the second half of 2016, as well as emerging growth from healthcare and industrial customers. Growth from these customers continued to outperform public sector customers in EMEA-APAC, where net sales were slightly down.
Gross margin increased 30 basis points, reflecting efficient pricing and favorable product mix especially in the Americas.
Operating income declined, but excluding currency translation it was nearly flat. This was the result of organic net sales growth and gross margin improvement that was offset by compensation growth and over $20 million of restructuring charges. Operating income margin decreased 40 basis points due to currency translation and the restructuring charges.
Net income and diluted earnings per share each decreased due to a number of factors. Pretax income increased over $50 million with a full year of lower interest under our refinanced debt and the absence of the 2015 refinancing loss. Pretax income also decreased over $45 million due to the absence of a significant non-cash net foreign currency remeasurement gain from 2015. The tax provision increased over $10 million due to a higher effective tax rate in 2016. Since October 2015, almost all of our euro-denominated debt has been part of a hedge, so changes to foreign currency rates no longer have such a significant impact on our earnings.

Net Sales and Organic Net Sales Growth

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Acquisitions	Organic net sales growth
(dollars in millions)	2016	2015	Amount	%			Amount	%
Americas	$2,737.7	$2,577.3	$160.4	6.2%	$(10.0)	$92.7	$77.7	3.0%
EMEA-APAC	1,776.5	1,741.5	35.0	2.0%	(38.2)	13.7	59.5	3.4%
Total	$4,514.2	$4,318.8	$195.4	4.5%	$(48.2)	$106.4	$137.2	3.2%
Net sales increased $195.4 million or 4.5%, up 3.2% on an organic basis.
Americas net sales increased $160.4 million or 6.2%, up 3.0% on an organic basis, driven by mid single-digit growth from Biopharma customers. Sales to government customers grew by a high single-digit rate, and sales to education, industrial and healthcare customers grew by low single-digit rates. From a product perspective, net sales of chemicals increased high single-digit rates while other consumables and capital goods increased by low single-digit rates. Overall, sales in the Americas benefited primarily from acquisitions and efficient pricing.
EMEA-APAC net sales increased $35.0 million or 2.0%, up 3.4% on an organic basis with mid single-digit growth in sales to Biopharma, healthcare and industrial customers, while sales to government and education customers declined slightly. From a product perspective, sales of chemicals grew by a low single-digit rate, sales of other consumables increased by a mid single-digit rate and capital goods grew by a low single-digit rate. Overall, sales in EMEA-APAC reflected higher volume and modest improvement from acquisitions partially offset by unfavorable currency translation.
Gross Profit and Gross Margin

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2016	2015	Amount	%		Amount	%
Gross profit	$1,261.8	$1,197.1	$64.7	5.4%	$(15.1)	$79.8	6.7%
Gross margin	28.0%	27.7%	30	basis points
Gross profit increased 5.4%, up 6.7% on a constant-currency basis reflecting net sales growth and gross margin improvement. Gross margin was 28.0%, up 30 basis points compared to prior year primarily due to efficient pricing and favorable product mix.
SG&A Expenses

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2016	2015	Amount	%		Amount	%
SG&A expenses	$946.2	$876.9	$69.3	7.9%	$(10.8)	$80.1	9.1%
% of net sales	21.0%	20.3%	70	basis points
SG&A expenses increased $69.3 million or 7.9%, up 9.1% on a constant-currency basis. The increase includes $20.3 million of charges related to our 2016 restructuring program, a $6.0 million increase from adjustments to contingent consideration for business acquisitions and about 2% annual base compensation growth. The remaining increase was due to business acquisitions and higher variable and stock-based compensation expense.
Operating Income

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2016	2015	Amount	%		Amount	%
Operating income:
Americas	$174.9	$162.5	$12.4	7.6%	$—	$12.4	7.6%
EMEA-APAC	140.7	157.7	(17.0)	(10.8)%	(4.3)	(12.7)	(8.1)%
Total	$315.6	$320.2	$(4.6)	(1.4)%	$(4.3)	$(0.3)	(0.1)%
Operating income margin:
Americas	6.4%	6.3%	10	basis points
EMEA-APAC	7.9%	9.1%	(120)	basis points
Total	7.0%	7.4%	(40)	basis points
Consolidated operating income decreased $4.6 million or 1.4%, nearly flat on a constant-currency basis. Operating income margin declined 40 basis points compared to prior year.
Americas operating income increased $12.4 million or 7.6%, with margins up 10 basis points compared to prior year, the result of net sales growth and gross margin improvement offset by higher SG&A expenses including $1.8 million of restructuring charges and a $4.6 million increase from adjustments to contingent consideration for business acquisitions.
EMEA-APAC operating income decreased $17.0 million or 10.8%, down 8.1% on a constant-currency basis, with operating income margin down 120 basis points. EMEA-APAC operating income was negatively impacted by $18.5 million of restructuring charges and a $1.4 million increase from adjustments to contingent consideration for business acquisitions.
Net Income and Diluted Earnings per Share

	Year ended December 31,		Reported change
(in millions, except per share amounts)	2016	2015	Amount	%
Operating income	$315.6	$320.2	$(4.6)	(1.4)%
Interest expense	(79.7)	(102.8)	23.1	22.5%
Other income (expense), net	(1.1)	45.4	(46.5)	n/m
Loss on extinguishment of debt	(0.5)	(32.7)	32.2	n/m
Income tax provision	(86.1)	(75.8)	(10.3)	(13.6)%
Net income	$148.2	$154.3	$(6.1)	(4.0)%

Diluted earnings per share	$1.12	$1.17	$(0.05)	(4.3)%
Net income decreased $6.1 million due to a number of offsetting factors:

•	Lower operating income, down $4.6 million compared to prior year, as previously discussed;

•	Lower interest expense, down $23.1 million from a full year of lower interest under our refinanced debt;

•
The absence of a $32.7 million extinguishment loss from our 2015 debt refinancing. That loss included the redemption premium on the 7.25% senior notes, the write-off of unamortized deferred financing costs and fees paid to term loan lenders who continued from our prior credit facility to the new facility;

•
The absence of a $45.4 million non-cash net foreign currency remeasurement gain from our debt in 2015. Since October 2015, almost all of our euro-denominated debt has been part of a hedge, so changes to foreign currency rates no longer have such a significant impact on our earnings; and

•	Higher income tax provision, up $10.3 million. The effective tax rate was higher in 2016 as described in Note 18 to the consolidated financial statements beginning on page F-1 of this report.
These factors drove diluted earnings per share of $1.12, a decrease of $0.05.
Results of Operations — Comparison of Years Ended December 31, 2015 and 2014
Executive Summary

	Year ended December 31,		Reported change
(dollars in millions, except per share amounts)	2015	2014	Amount	%
Net sales	$4,318.8	$4,375.3	$(56.5)	(1.3)%
Organic net sales growth	4.4%
Gross margin	27.7%	28.4%	(70)	basis points
Operating income	$320.2	$317.9	$2.3	0.7%
Operating income margin	7.4%	7.3%	10	basis points
Net income	$154.3	$152.6	$1.7	n/m
Diluted earnings per share	1.17	2.49	(1.32)	(53.0)%
A stronger U.S. dollar negatively impacted our reported results, and net sales benefited from acquisitions. As a result, net sales declined 1.3% and operating income was nearly flat while organic net sales growth was 4.4% and constant-currency operating income increased 9.1%.
Organic net sales growth reflected continuing worldwide strength in Biopharma. The Americas experienced its seventh consecutive quarter of year-over-year organic net sales growth in the fourth quarter. EMEA-APAC growth included more sales of integrated procurement services and other specialized offerings to our largest customers.
Gross margin decreased 70 basis points from the effects of a stronger U.S. dollar and a supply chain disruption with a major supplier. In addition, a less favorable product sales mix in 2015 and changes to certain supply agreements negatively impacted the comparison.
Operating income increased, despite significant currency impacts, due to the leverage of organic net sales growth and controlling costs. Those same factors caused our operating income margin to increase by 10 basis points. Excluding currency translation, gross profit increased 4.5% while SG&A expenses only increased 2.9%, resulting in operating income growth of 9.1%.
Net income benefited from significant reductions to interest expense caused primarily by the 2014 repayment of our 10.75% subordinated notes as well as our 2015 debt refinancing, which lowered our variable interest rate margins. Net income also reflected volatility from the remeasurement of euro-denominated debt. Since October 2015, almost all of our euro-denominated debt has been part of a hedging program, so changes to foreign currency rates no longer have such a significant impact on our earnings.

Diluted earnings per share decreased $1.32 on relatively flat net income, reflecting the change in diluted shares outstanding following our 2014 recapitalization.
Net Sales and Organic Net Sales Growth

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Acquisitions	Organic net sales growth
(dollars in millions)	2015	2014	Amount	%			Amount	%
Americas	$2,577.3	$2,430.1	$147.2	6.1%	$(39.0)	$61.3	$124.9	5.1%
EMEA-APAC	1,741.5	1,945.2	(203.7)	(10.5)%	(295.5)	24.0	67.8	3.5%
Total	$4,318.8	$4,375.3	$(56.5)	(1.3)%	$(334.5)	$85.3	$192.7	4.4%
Net sales decreased $56.5 million or 1.3%, up 4.4% on an organic basis. Organic net sales growth was caused by continued strength in Biopharma for both segments and spread across most product groups, but particularly strong for chemicals in the Americas and private label products, integrated procurement services and other value-added services in both segments.
Americas net sales increased $147.2 million or 6.1%, up 5.1% on an organic basis. Organic net sales growth was balanced between volume and pricing. The growth reflected strength in equipment and instrumentation sales in addition to Biopharma, chemicals, private label products and value-added services as noted previously. As a result, the Americas experienced its seventh consecutive quarter of year-over-year organic net sales growth in the fourth quarter of 2015.
EMEA-APAC net sales decreased $203.7 million or 10.5%, up 3.5% on an organic basis. Organic net sales in EMEA-APAC reflected higher volumes from Biopharma, private label products and value-added services as previously discussed, as well as strong private sector growth that was tempered by lower government spending.
Gross Profit and Gross Margin

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2015	2014	Amount	%		Amount	%
Gross profit	$1,197.1	$1,243.4	$(46.3)	(3.7)%	$(102.2)	$55.9	4.5%
Gross margin	27.7%	28.4%	(70)	basis points
Gross profit decreased 3.7%, up 4.5% on a constant-currency basis as a result of the changes to net sales and a decrease to gross margin. Gross margin decreased 70 basis points and included: (i) the strengthening of the U.S. dollar against most foreign currencies, which tempered our ability to adjust pricing to offset cross-border denominated purchases; and to a lesser extent (ii) a supply chain disruption with a major supplier. In addition, a less favorable product sales mix in the 2015 period and changes to our supply agreements with a major supplier in April 2014 negatively impacted the comparison.

SG&A Expenses

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2015	2014	Amount	%		Amount	%
SG&A expenses	$876.9	$925.5	$(48.6)	(5.3)%	$(75.6)	$27.0	2.9%
% of net sales	20.3%	21.2%	(90)	basis points
SG&A expenses decreased $48.6 million or 5.3%, up 2.9% on a constant-currency basis. Contributing to the increase were acquired businesses and (i) a gain on the partial settlement of our U.S. retirement plan in 2014 that did not recur in 2015, (ii) an increase in stock-based compensation expense of $2.9 million, (iii) an impairment charge of $3.2 million for an amortizable intangible asset in 2015, (iv) $2.8 million of legacy facility exit charges in 2015 and (v) $1.5 million of secondary equity offering costs in 2015. Those increases were partially offset by lower overall personnel costs in 2015.
Operating Income

	Year ended December 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2015	2014	Amount	%		Amount	%
Operating income:
Americas	$162.5	$141.0	$21.5	15.2%	$(0.2)	$21.7	15.4%
EMEA-APAC	157.7	176.9	(19.2)	(10.9)%	(26.4)	7.2	4.1%
Total	$320.2	$317.9	$2.3	0.7%	$(26.6)	$28.9	9.1%
Operating income margin:
Americas	6.3%	5.8%	50	basis points
EMEA-APAC	9.1%	9.1%	—
Total	7.4%	7.3%	10	basis points
Operating income increased $2.3 million or 0.7%, up 9.1% on a constant-currency basis. Operating income margin increased 10 basis points compared to prior year.
Americas operating income increased $21.5 million or 15.2%, up 15.4% on a constant-currency basis, reflecting the leverage of organic net sales growth and lower overall personnel costs in 2015, partially offset by the legacy facility exit charges, secondary equity offering costs, the 2014 settlement gain that did not recur and the increase to stock-based compensation expense previously discussed.
EMEA-APAC operating income decreased $19.2 million or 10.9%, up 4.1% on a constant-currency basis, reflecting the leverage of organic net sales growth and cost control initiatives in 2015, which were partially offset by the impairment charge and the factors affecting gross margin previously discussed.
Operating income margins improved, particularly in the Americas, due to the leverage of organic net sales growth in both segments that was partially offset by the factors impacting our gross margins.

Net Income and Diluted Earnings per Share

	Year ended December 31,		Reported change
(dollars in millions)	2015	2014	Amount	%
Operating income	$320.2	$317.9	$2.3	0.7%
Interest expense	(102.8)	(166.3)	63.5	38.2%
Other income (expense), net	45.4	90.9	(45.5)	n/m
Loss on extinguishment of debt	(32.7)	(5.1)	(27.6)	n/m
Income tax provision	(75.8)	(84.8)	9.0	10.6%
Net income	$154.3	$152.6	$1.7	1.1%

Diluted earnings per share	$1.17	$2.49	$(1.32)	n/m
Net income increased $1.7 million due to a number of offsetting factors:

•
Lower interest expense, down $63.5 million due to the 2014 repayment of our 10.75% subordinated notes, our 2015 debt refinancing and the strengthening of the U.S. dollar which lowered interest expense for our euro-denominated borrowings;

•	Fluctuations in other income (expense), net, which consisted primarily of non-cash net foreign currency remeasurement gains from our debt due to the strengthening of the U.S. dollar;

•
A $32.7 million loss in 2015 caused by the refinancing of substantially all of our debt. The loss included the redemption premium on the 7.25% senior notes, the write-off of unamortized deferred financing costs and fees paid to term loan lenders who continued from our prior credit facility to the new facility. The $5.1 million loss in 2014 was caused by the write-off of unamortized deferred financing costs following the repayment of our 10.75% subordinated notes; and

•
Lower income tax provision, down $9.0 million, primarily due to the change in pretax income and changes in foreign tax rates as described in Note 18 to our consolidated financial statements beginning on page F-1 of this report.

Liquidity and Capital Resources
We fund short-term cash requirements primarily from operating cash flows and unused availability under our credit facilities. Most of our cash resides outside of the United States, which we do not intend to repatriate. Most of our long-term financing is from debt.
We use cash to satisfy our contractual obligations and to fund other business needs. Our most significant contractual obligations are scheduled principal and interest payments for debt. We also have obligations to make payments under operating leases, to purchase certain products and services, to fund pension obligations and to pay Varietal under the ITRA. In addition to contractual obligations, we use cash to fund business acquisitions, capital expenditures and taxes. Changes in working capital may be a source or a use of cash depending on our operations during the period.
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
Liquidity
At December 31, 2016, we had aggregate unused availability of $216.8 million under our credit facilities, detailed as follows:

(in millions)	A/R Facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(11.0)	(1.7)	(12.7)
Outstanding borrowings	(163.9)	(31.6)	(195.5)
Unused availability	$0.1	$216.7	$216.8
Borrowings under these facilities are the most significant source of our liquidity. Daily average borrowings outstanding under these facilities in 2016 was $130.6 million. Our liquidity needs change daily, which causes our unused availability to fluctuate, and current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable.
Subject to continuing compliance with our covenants, we may request incremental term loan borrowings and/or revolving loan commitments under the senior credit facility in an amount up to (i) $450.0 million or (ii) the maximum amount at such time that could be incurred without causing VWR Funding to exceed a specified net leverage ratio, in each case subject to certain other restrictions. The actual extension of any such incremental term loans or increases in revolving loan commitments would be subject to us and our lenders reaching agreement on applicable terms and conditions, which will depend on market conditions at the time of any request.
Most of our cash resides outside the United States. Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest all of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. As of December 31, 2016, $142.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not intend to repatriate our foreign cash and cash equivalents. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated.
Debt
Most of our long-term financing is from debt. This discussion supplements the disclosures provided in Notes 8 and 24 to our consolidated financial statements beginning on page F-1 of this report and “Trends Affecting our Performance and Financial Condition.”
Our debt agreements contain a number of affirmative and negative covenants which we consider to be customary and usual. The senior credit facility includes a financial maintenance covenant requiring us to maintain a first lien net leverage ratio, as defined, of not more than 4.00:1.00. The financial maintenance covenant is tested at the end of each fiscal quarter. The A/R Facility includes a consolidated interest expense test if our available liquidity is less than $115.0 million.

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
At December 31, 2016, we were in compliance with all of our covenants.
Contractual Obligations
The following table presents our contractual obligations at December 31, 2016:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt:(1)
Principal(2)	$2,033.2	$54.5	$338.7	$701.4	$938.6
Interest	282.7	70.1	117.7	87.3	7.6
Operating leases	144.3	33.4	50.1	28.0	32.8
Purchase obligations(3)	203.2	99.6	101.7	1.9	—
Other liabilities:
Underfunded pension obligations(4)	85.4	2.0	4.4	5.5	73.5
Due to Varietal — ITRA(5)	85.0	27.7	57.3	—	—
Total	$2,833.8	$287.3	$669.9	$824.1	$1,052.5

(1)
Includes capital lease obligations, which were not material. To calculate payments due for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2016 through maturity.

(2)	Our senior credit facility would require us to accelerate our principal repayments should we generate excess cash flows, as defined, in future periods.

(3)	Purchase obligations for certain products and services are made in the normal course of business to meet operating needs.

(4)
The amounts in the table reflect estimated cash payments to be made by us over the next five years and thereafter with respect to the underfunded pension obligations of our German, French and UK Plans. See Note 15 to our consolidated financial statements beginning on page F-1 of this report.

(5)
In March 2017, $27.7 million will be paid to Varietal under the ITRA. The timing and estimated amount of all other payments under the ITRA are not certain. For purposes of inclusion in the table above, we have estimated the timing of payments based on our expectations of when we might realize the benefits of our net operating loss carryforwards, if ever. However, our estimates may not be accurate, and such payments could occur earlier or later than depicted in the table. For more information about the ITRA, see Note 20 to our consolidated financial statements beginning on page F-1 of this report.

Deferred income tax liabilities of $477.2 million at December 31, 2016 are not included in the table above because they do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, we have excluded uncertain tax liabilities of $61.8 million at December 31, 2016 due to the uncertainty of the period of payment. In addition, we do not provide for deferred income tax liabilities or foreign withholding taxes on $842.8 million of cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2016, as we consider these earnings to be permanently reinvested. We believe that cash flows generated by our domestic operations and availability under our credit facilities will be sufficient to allow us to satisfy our domestic liquidity requirements, including mandatory principal and interest payments.
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive offers under these provisions was $11.1 million as of December 31, 2016.
Other Uses of Cash
We fund business acquisitions through a combination of cash and cash equivalents on hand and incremental borrowings under our credit facilities. The funding of an acquisition immediately causes our net leverage to increase. We invested net cash of $142.8 million, $59.1 million and $89.9 million to acquire businesses in 2016, 2015 and 2014, respectively.
Most of our capital expenditures are discretionary and for the purpose of maintaining and improving our facilities, infrastructure and information technology. Capital expenditures were $59.9 million, $40.9 million and $33.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. We plan to continue making investments in our business to support our strategy of continued growth.
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

Historical Cash Flows
The following table presents a summary of historical cash flows (in millions):

	Year ended December 31,
(in millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$266.2	$225.0	$191.1
Investing activities	(202.7)	(97.9)	(123.0)
Financing activities	(26.8)	(96.1)	(71.8)
Historical Cash Flows — Year Ended December 31, 2016
Net cash provided by operating activities increased $41.2 million from prior year due primarily to lower investments in net working capital year-over-year.
Changes in trade accounts receivable used cash of $25.8 million due primarily to organic net sales growth. Changes in inventories used cash of $63.1 million, which follows the organic net sales growth and reflects a greater stock of private label products, increased manufacturing capabilities and our initiatives to expand our product offerings and improve customer service levels. Changes in accounts payable provided cash of $15.0 million. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with accounts payable from period to period. Changes in other assets and liabilities provided $32.3 million of cash, driven by new restructuring liabilities of $11.1 million and an increase to employee-related liabilities.
Cash paid for interest was $79.2 million, a decrease of $25.7 million from prior year caused primarily by savings from our 2015 debt refinancing. Cash paid for income taxes was $78.3 million, an increase of $30.3 million from prior year primarily due to the limitation on our use of net operating losses following the change in control described in Note 1 to our consolidated financial statements beginning on page F-1 of this report.
Investing Activities
Net cash used in investing activities was $202.7 million. We paid net cash of $142.8 million to acquire five businesses. Capital expenditures were $59.9 million, an increase of $19.0 million compared to 2015, reflecting investments to consolidate our U.S. chemical manufacturing businesses.
Financing Activities
Net cash used in financing activities was $26.8 million, the net result of $78.1 million paid to Varietal under the ITRA and $50.6 million of net proceeds from debt.
Historical Cash Flows — Year Ended December 31, 2015
Operating Activities
Net cash provided by operating activities increased $33.9 million from the prior year due to growth from earnings, excluding non-cash items such as depreciation and amortization, net foreign currency remeasurement gain or loss, loss on extinguishment of debt and deferred income tax provision, which was partially offset by greater investments in net working capital year-over-year.
Net cash used for working capital changes consisted primarily of changes in trade accounts receivable, which used cash of $30.2 million due primarily to organic net sales growth. Inventories and accounts payable each increased, following the growth in net sales, and together used net cash of $18.7 million reflecting a greater stock of private label products and chemicals, part of a global initiative to improve customer service levels. Changes to other assets and liabilities used cash of $37.7 million reflecting a decrease to employee-related liabilities and the timing of interest payments for our refinanced debt.
Investing Activities
Net cash used in investing activities was $97.9 million. We paid net cash of $59.1 million to acquire four businesses. Capital expenditures were $40.9 million, an increase of $7.3 million compared to 2014, reflecting new investments in custom manufacturing capabilities and capacity.
Financing Activities
Net cash used in financing activities was $96.1 million. We paid debt issuance costs and a redemption premium of $41.9 million in connection with our debt refinancing, made $43.2 million of net repayments of debt and paid $9.8 million to Varietal under the ITRA.
Historical Cash Flows — Year Ended December 31, 2014
Operating Activities
Net cash provided by operating activities was $191.1 million, driven by earnings excluding non-cash items such as depreciation and amortization, net foreign currency remeasurement gain or loss and deferred income tax provision and partially offset by investments in working capital.
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
Investing Activities
Net cash used in investing activities was $123.0 million. We paid net cash of $89.9 million to acquire four businesses. Capital expenditures were $33.6 million.
Financing Activities
Net cash used in financing activities was $71.8 million. We used net proceeds from our IPO of $582.6 million in part to fund net debt repayments of $611.6 million. We also paid $25.0 million dividend to Varietal and repurchased $8.9 million of redeemable equity.
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
The policies and estimates discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following sections. For all of these policies, we caution that future events rarely develop exactly as forecast, and such estimates routinely require adjustment. We have reviewed these critical accounting policies and estimates and related disclosures with our Audit Committee.
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
Testing Goodwill and Other Intangible Assets for Impairment
As a result of the 2007 merger, and to a lesser extent our subsequent acquisition of businesses, we carry significant amounts of goodwill and other intangible assets on our consolidated balance sheets. At December 31, 2016, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and accumulated impairment charges, was $3.3 billion, representing 66% of our total assets. We believe that testing goodwill and other intangible assets for impairment represents a critical accounting policy because of the significant judgments and estimates that we must make to estimate the fair value of our reporting units and other intangible assets, especially in determining the assumptions used in those estimates such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different value indicators.
The following table presents information about impairment testing we performed during the year ended December 31, 2016:

(in millions)	Testing date	Reason	Carrying value	Excess of fair value over carrying value
Reporting units:
Americas	October 1, 2016	Required annual assessment	$2,173.4	over $1,100
EMEA-APAC	October 1, 2016	Required annual assessment	$1,318.0	over $900
Indefinite-lived intangible assets:
VWR tradename	October 1, 2016	Required annual assessment	$614.2	over $300
Other	October 1, 2016	Required annual assessment	$15.4	$6.2
Required Annual Assessment
On October 1 of each year, we perform annual impairment testing of our goodwill and indefinite-lived intangible assets. The impairment testing requires us to estimate the fair value of our reporting units and our indefinite-lived intangible assets, which in turn requires significant judgment from management. The most significant fair value measurements are as follows:

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

Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing future discounted cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies, including, but not limited to, estimates about net sales growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment, and an alternative selection of guideline companies could yield materially different market multiples. Weighing the different value indications involves judgment about their relative usefulness and comparability to the reporting unit.
We experienced more modest growth across our business in 2016 compared to 2015, which caused us to decrease the projected cash flows of our reporting units resulting in a decline in the estimated fair value using the income approach. Increases in the market approach driven by increased stock performance and valuation multiples more than offset that decrease for the Americas and partially offset that decrease for EMEA-APAC. This resulted in an increase to the estimated fair value of our Americas reporting unit, a decrease to the estimated fair value of our EMEA-APAC reporting unit and an increase to the estimated fair value our indefinite-lived intangible assets, each compared to prior periods. However, future changes in our estimates or judgments could reduce our fair value measurements, which in turn could result in an impairment charge. For example, our expected net sales, cash flow performance or market conditions could be adversely affected by negative macroeconomic or industry-specific factors. In 2011 and 2010, we recognized impairment charges of $3.3 million and $48.1 million, respectively, related to changes in the science education industry, while in 2008 we recognized impairment charges of $392.1 million related to macroeconomic factors. We could also experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly-traded companies, a decline in the trading price of our common stock or control premiums derived from market transactions.
Indicators of Impairment
We have acquired 46 businesses since June 2007. Following their recognition in business combinations, we are required to monitor their long-lived assets for indicators of impairment. If identified, we are required to perform impairment testing, which may require us to estimate the fair value of those assets. Estimating fair value requires us to exercise significant judgment.
For example, based on a review of financial performance in 2015, we decreased our forecast of the profitability of a non-strategic business in our EMEA-APAC segment and recorded impairment charges of $3.2 million in 2015. In 2016, we committed to a plan to sell that business as part of the restructuring program disclosed in Note 14 to our consolidated financial statements beginning on page F-1 of this report. As a result, we incurred additional charges of $6.6 million to write down the carrying value of its net assets. In 2013, we incurred an impairment charge of $2.8 million for another business in our EMEA-APAC segment which was included in the restructuring charges for that year.
Should we identify other indicators of impairment in future periods, we may be required to recognize additional charges.
Estimating Valuation Allowances on Deferred Tax Assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unused. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2016, our valuation allowance on deferred tax assets was $105.1 million, most of which relates to foreign net operating loss carryforwards that are not expected to be realized.
We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Accounting for Uncertain Tax Positions and Other Tax Uncertainties
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $61.8 million at December 31, 2016, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.
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

Estimating the Net Realizable Value of Inventories
We value our inventories at the lower of cost or market. We regularly review quantities of inventories on hand and compare these amounts to the expected use of each product or product line, which can require us to make significant judgments. If our judgments prove to be incorrect, we may be required to record a charge to cost of goods sold to reduce the carrying amount of inventory on hand to net realizable value. Our judgments have historically been accurate, and we have never recorded a material charge to our cost of goods sold when estimating the net realizable value of our inventories. As with any significant estimate, we cannot be certain of future events which may cause us to change our judgments.
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
Foreign Currency Exchange Rate Risk
While we report our consolidated financial statements in U.S. dollars, a significant portion of the underlying operations are denominated in foreign currencies, principally the euro but also the British pound sterling and many others. Changes to foreign currency exchange rates expose us to the risk of (i) changes to the value of our net investment in foreign operations; (ii) changes to our earnings from the remeasurement of foreign-denominated operating and financing activities; (iii) changes to earnings from the translation of our foreign operations into U.S. dollars; and (iv) changes to the reported value of our cash and cash equivalents.
Our net investment in foreign operations is sensitive to fluctuations in currency exchange rates. For example, during times of a strengthening U.S. dollar, the net assets of our foreign operations will translate into fewer U.S. dollars, causing us to report less net assets on our consolidated balance sheet. Since 2015, we have mitigated this risk by designating a portion of our term B loan and all of our 4.625% senior notes as hedges of that net investment. At December 31, 2016, a 10% increase to the value of the U.S. dollar compared to all other foreign currencies would have caused our stockholders’ equity to decrease by $22.3 million.
We enter into short-term foreign-denominated operating activities, such as inventory purchases, in the ordinary course of business. Some of our subsidiaries hedge these transactions using foreign currency forward contracts. These changes generally have not been material to our results.
We have a significant amount of foreign-denominated debt and to a lesser degree intercompany financing arrangements that must be remeasured into the functional currencies of the applicable subsidiaries. As noted above, since 2015 a substantial portion of our euro-denominated debt was designated as a hedge of our net investment in foreign operations. As a result, we have reduced our exposure to changes in our earnings from the remeasurement of these instruments. At December 31, 2016, a we estimate that a 10% decrease to the value of the U.S. dollar compared to all other foreign currencies would have decreased our income before income taxes by $3.3 million.
Changes to foreign currency exchange rates could favorably or unfavorably affect our operating results. For example, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because local currencies will translate into fewer U.S. dollars. A 10% increase to the value of the U.S. dollar compared to all other foreign currencies would have decreased our reported operating income for the year ended December 31, 2016 by $9.1 million.
Most of our cash and cash equivalents are denominated in foreign currencies. At December 31, 2016, a 10% increase in the value of U.S. dollar compared to all other foreign currencies would have caused our cash and cash equivalents to decrease by $14.0 million.
Interest Rate Risk
We carry a significant amount of debt that exposes us to interest rate risk. The majority of our debt consists of variable-rate instruments although much of it is covered by interest rate swaps that effectively converts it to a fixed rate of interest. We have also issued fixed-rate senior notes. None of our other financial instruments are subject to material interest rate risk.
Our credit facilities, including our term loan facilities, bear interest at variables rates based on prevailing LIBOR and EURIBOR rates. For these instruments, changes to market interest rates affect both the amount of cash we pay for interest and our reported interest expense. Beginning in 2016, $500 million of that debt was effectively converted to a fixed rate using interest rate swaps. At December 31, 2016, a 100 basis point increase to the applicable variable rate of interest would have increased the amount of cash paid for interest and interest expense by $14.9 million per annum.
Our 4.625% senior notes bear interest at a fixed rate, so their fair value will increase if interest rates fall and decrease if interest rates rise. At December 31, 2016, a 100 basis point decrease in the market rate of interest for the 4.625% senior notes would have increased their fair value by $26.6 million.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is presented at the end of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report on the next page.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Corporation:
We have audited VWR Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VWR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income or loss, redeemable equity and stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 24, 2017

Item 9B.	Other Information
None.
PART III
See Part I, “Executive Officers” for information about our executive officers, which is incorporated by reference herein. The other information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements:

2.	Financial statement schedules:

•	Schedule I, “Condensed financial information of registrant,” is included in Note 24 to the consolidated financial statements beginning on page F-1 of this report.

•	Schedule II, “Valuation and qualifying accounts,” is included in Note 25 to the consolidated financial statements beginning on page F-1 of this report.

3.	Exhibits: see the index beginning on page E-1 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR Corporation

Date: February 24, 2017	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Manuel Brocke-Benz	Director, President and Chief Executive Officer	February 24, 2017
Manuel Brocke-Benz

/s/ Gregory L. Cowan	Senior Vice President and Chief Financial Officer	February 24, 2017
Gregory L. Cowan

/s/ Douglas J. Pitts	Vice President and Corporate Controller	February 24, 2017
Douglas J. Pitts
Directors:

Nicholas W. Alexos	Pamela Forbes Lieberman
Robert L. Barchi	Harry M. Jansen Kraemer, Jr.
Edward A. Blechschmidt	Timothy P. Sullivan
Robert P. DeCresce	Robert J. Zollars
By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ George Van Kula
George Van Kula, Attorney in fact
February 24, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit Description(1)	Location of Exhibits
		Form	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of VWR Corporation	8-K	3.1	10/7/2014
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation to declassify the Board of Directors	8-K	3.1	5/19/2016
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation to adopt a majority voting standard in uncontested director elections	8-K	3.2	5/19/2016
3.4	Amended and Restated Bylaws	8-K	3.2	10/7/2014
3.5	Amendment to Amended and Restated Bylaws	8-K	3.3	5/19/2016
4.1	Indenture dated as of March 25, 2015, among VWR Funding, Inc., the guarantors party thereto, Law Debenture Trust Company of New York, as trustee, Deutsche Bank AG, London Branch, as paying agent and Deutsche Bank Luxembourg S.A., as registrar and transfer agent.	8-K	4.1	3/25/2015
4.2	Exchange and Registration Rights Agreement, dated as of September 4, 2012, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	8-K*	4.3	9/5/2012
4.3	Form of stock certificate	S-1/A	4.6	9/17/2014
10.1+	Employment Letter, dated April 3, 2013, between Varietal Management Services GmbH and Manuel Brocke-Benz	8-K*	10.2	4/4/2013
10.2+	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan	10-K*	10.5	2/25/2011
10.3+	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and George Van Kula	10-K*	10.8	2/25/2011
10.4+	Employment Letter, dated July 24, 2012 between VWR Management Services, LLC and Mark T. McLoughlin	10-K*	10.8	3/3/2014
10.5+	Employment Letter, dated January [ ], 2016 between Varietal Management Services GmbH and Dr. Nils Clausnitzer	Filed herewith
10.6
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
		8-K	10.1	9/30/2015
10.7	Guarantee and Collateral Agreement, dated as of September 28, 2015, among VWR Corporation, VWR Funding Inc., the Subsidiaries from time to time party thereto, and Citibank, N.A., as collateral agent	8-K	10.2	9/30/2015

Exhibit No.	Exhibit Description(1)	Location of Exhibits
		Form	Exhibit No.	Filing Date

10.8
First Amendment to Credit Agreement, dated as of November 23, 2016, by and among VWR Funding, Inc., the Guarantors, the Tranche B-1 Term Loan Lenders and Citibank, N.A., as the Additional Tranche B-2 Term Loan Lender and as Administrative Agent
		Filed herewith
10.9+	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007 (“DC Plan”)	10-Q*	10.1	5/14/2007
10.10+	Amendment to DC Plan	10-K*	10.9(b)	3/12/2008
10.11+	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of, May 1, 2007 (“Trust Agreement”), between VWR International, Inc. and Wells Fargo, N.A.	10-Q*	10.2	5/14/2007
10.12+	Amendment to Trust Agreement	10-K*	10.1(b)	3/12/2008
10.13+	VWR International Amended and Restated Retirement Plan (“Retirement Plan”)	Filed herewith
10.14+	Amendment No. 1 to Retirement Plan	Filed herewith
10.15+	VWR International, LLC Amended and Restated Supplemental Benefits Plan	10-K*	10.12	3/30/2009
10.16+	Board Compensation Policy	10-K	10.36	3/4/2015
10.17	Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank	10-Q*	10.2	11/9/2011
10.18
Amendment No. 1 to Receivables Purchase Agreement, dated December 10, 2012, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchaser Agent for the Market Street Purchaser Group and Related Committed Purchaser and Market Street Funding LLC, as Conduit Purchaser
		10-K*	10.16(b)	3/5/2013
10.19	Amendment No. 2 to Receivables Purchase Agreement, dated April 17, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	10-Q*	10.4	5/15/2013
10.20	Amendment No. 3 to Receivables Purchase Agreement, dated June 4, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	10-Q*	10.1	8/9/2013
10.21	Amendment No. 4 to Receivables Purchase Agreement, dated as of November 7, 2013, among VWR Receivables Funding, LLC, VWR International, LLC and PNC Bank, National Association, as Administrator, Related Committed Purchaser and Purchaser Agent for the Market Street Purchaser Group	10-Q*	10.1	11/8/2013

Exhibit No.	Exhibit Description(1)	Location of Exhibits
		Form	Exhibit No.	Filing Date

10.22	Amendment No. 5 to Receivables Purchase Agreement and Reaffirmation of Performance Guaranty, dated May 18, 2015, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, LC Bank, Related Commitment Purchaser and Purchaser Agent for the PNC Purchaser Group	8-K	10.1	5/19/2015
10.23	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	10-Q*	10.3	11/9/2011
10.24	Amendment No. 1 to Purchase and Sale Agreement between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	8-K	10.2	5/19/2015
10.25+	VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.46	9/17/2014
10.26+	Form of Restricted Stock Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.47	9/17/2014
10.27+	Form of Restricted Stock Unit Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.48	9/17/2014
10.28+	Form of Stock Appreciation Rights Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.49	9/17/2014
10.29+	Form of Incentive Stock Option Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.50	9/17/2014
10.30+	Form of Nonqualified Stock Option Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.51	9/17/2014
10.31+	Form of Nonqualified Stock Option Agreement pursuant to the VWR Corporation 2014 Incentive Compensation Plan for grants made at pricing of the IPO	S-1/A	10.57	9/17/2014
10.32	Form of Indemnification Agreement (between VWR Corporation and its directors and officers)	S-1/A	10.52	9/17/2014
10.33	Director Nomination Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.2	10/7/2014
10.34	Registration Rights Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.1	10/7/2014
10.35	Income Tax Receivable Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.3	10/7/2014
10.36+	VWR Corporation Employee Stock Purchase Plan (“VWR ESPP”)	10-K	10.53	3/4/2015
10.37+	Amendment No. 1 to VWR ESPP	10-K	10.54	3/4/2015
10.38+	Amendment No.2 to VWR ESPP	S-8	4.2	4/20/2015
10.39+	Appendix 1 to the VWR ESPP	10-Q	10.2	5/14/2015
10.40+	Appendix 2 to the VWR ESPP	10-Q	10.3	5/14/2015
14	Code of Ethics and Conduct	#
21	List of subsidiaries of VWR Corporation	Filed herewith
23	Consent of KPMG	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit Description(1)	Location of Exhibits
		Form	Exhibit No.	Filing Date

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith

(1)	VWR Investors, Inc. changed its name to VWR Corporation on June 19, 2014. As a result, all references to VWR Investors, Inc. in the agreements or documents listed above are to VWR Corporation.

*	Indicates forms filed with the SEC by our wholly owned subsidiary, VWR Funding, Inc. (Commission File No. 333-124100).

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

#	Our Code of Ethics and Conduct can be found on our website (www.vwr.com) by clicking on “Investors,” “Corporate Governance” and then “Code of Ethics and Conduct.”

VWR Corporation and Subsidiaries
Glossary of Commonly Used Terms
These consolidated financial statements include the Glossary of Commonly Used Terms on page ii of this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Corporation:
We have audited the accompanying consolidated balance sheets of VWR Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income or loss, redeemable equity and stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VWR Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 24, 2017

VWR Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in millions, except per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$168.7	$136.3
Trade accounts receivable, net of reserves of $10.5 and $12.0	607.2	583.2
Inventories	483.1	424.0
Other current assets	93.1	89.5
Total current assets	1,352.1	1,233.0
Property and equipment, net of accumulated depreciation of $248.9 and $216.2	253.8	228.2
Goodwill	1,844.0	1,791.4
Other intangible assets, net	1,407.8	1,455.6
Other assets	104.8	85.6
Total assets	$4,962.5	$4,793.8
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current portion of debt	$250.1	$92.8
Accounts payable	476.3	474.5
Employee-related liabilities	79.3	61.4
Current amount due to Varietal — ITRA	27.7	78.1
Other current liabilities	152.7	112.3
Total current liabilities	986.1	819.1
Debt, net of current portion	1,766.9	1,896.2
Amount due to Varietal — ITRA, net of current portion	57.3	85.0
Deferred income tax liabilities	477.2	459.5
Other liabilities	159.4	158.8
Total liabilities	3,446.9	3,418.6
Commitments and contingencies (Note 10)
Redeemable equity, at redemption value	21.2	38.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.6 and 131.4 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,766.0	1,735.1
Retained earnings	154.5	6.3
Accumulated other comprehensive loss	(427.4)	(406.3)
Total stockholders’ equity	1,494.4	1,336.4
Total liabilities, redeemable equity and stockholders’ equity	$4,962.5	$4,793.8

See accompanying notes to consolidated financial statements.

VWR Corporation and Subsidiaries
Consolidated Income Statements

	Year ended December 31,
(in millions, except per share data)	2016	2015	2014
Net sales	$4,514.2	$4,318.8	$4,375.3
Cost of goods sold	3,252.4	3,121.7	3,131.9
Gross profit	1,261.8	1,197.1	1,243.4
Selling, general and administrative expenses	946.2	876.9	925.5
Operating income	315.6	320.2	317.9
Interest expense	(79.7)	(102.8)	(166.3)
Other income (expense), net	(1.1)	45.4	90.9
Loss on extinguishment of debt	(0.5)	(32.7)	(5.1)
Income before income taxes	234.3	230.1	237.4
Income tax provision	(86.1)	(75.8)	(84.8)
Net income	148.2	154.3	152.6
Accretion of dividends on redeemable equity	—	—	(29.4)
Net income applicable to common stockholders	$148.2	$154.3	$123.2
Earnings per share:
Basic	$1.13	$1.17	$2.50
Diluted	1.12	1.17	2.49
Weighted average shares outstanding:
Basic	131.5	131.4	49.3
Diluted	131.8	131.8	49.5
VWR Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income or Loss

	Year ended December 31,
(in millions)	2016	2015	2014
Net income	$148.2	$154.3	$152.6
Other comprehensive loss:
Foreign currency translation:
Net unrealized loss arising during the period	(22.4)	(174.4)	(204.2)
Reclassification of net loss into earnings	1.2	—	—
Derivative instruments:
Net unrealized gain arising during the period	9.1	3.0	0.7
Reclassification of net (gain) loss into earnings	(2.3)	(0.7)	1.1
Defined benefit plans:
Net unrealized loss arising during the period	(9.4)	(7.0)	(27.0)
Reclassification of net loss (gain) into earnings	2.7	2.7	(3.0)
Other comprehensive loss	(21.1)	(176.4)	(232.4)
Comprehensive income (loss)	$127.1	$(22.1)	$(79.8)

See accompanying notes to consolidated financial statements.

VWR Corporation and Subsidiaries
Consolidated Statements of Redeemable Equity and Stockholders’ Equity

	Redeemable equity, at redemption value	Stockholders’ equity
		Common stock		Additional paid-in capital	Retained earnings (deficit)	AOCI	Total
(in millions)		Shares	Par value
Balance at December 31, 2013	$670.6	0.1	$—	$723.9	$(300.6)	$2.5	$425.8
Redemption	(11.5)	—	—	4.1	—	—	4.1
Accretion of dividends	29.4	—	—	(29.4)	—	—	(29.4)
Recapitalization:
Retirement of prior stock	(650.0)	(0.1)	—	(679.4)	—	—	(679.4)
Issuance of new stock	—	102.0	1.0	1,328.4			1,329.4
Payment of dividend	—	—	—	(25.0)	—	—	(25.0)
Recognition of ITRA	—	—	—	(172.9)	—	—	(172.9)
Issuance of common stock	—	29.4	0.3	582.3	—	—	582.6
Payment of stock issuance costs	—	—	—	(4.8)	—	—	(4.8)
Stock-based compensation expense	—	—	—	2.0	—	—	2.0
Reclassifications to state redeemable equity at redemption value	12.9	—	—	(12.9)	—	—	(12.9)
Net income	—	—	—	—	152.6	—	152.6
Other comprehensive loss	—	—	—	—	—	(232.4)	(232.4)
Balance at December 31, 2014	51.4	131.4	1.3	1,716.3	(148.0)	(229.9)	1,339.7
Issuance of common stock		—	—	1.3	—	—	1.3
Stock-based compensation expense	—	—	—	4.9	—	—	4.9
Reclassifications to state redeemable equity at redemption value	(12.6)	—	—	12.6	—	—	12.6
Net income	—	—	—	—	154.3	—	154.3
Other comprehensive loss	—	—	—	—	—	(176.4)	(176.4)
Balance at December 31, 2015	38.8	131.4	1.3	1,735.1	6.3	(406.3)	1,336.4
Issuance of common stock	—	0.2	—	4.7	—	—	4.7
Stock-based compensation expense	—	—	—	8.6	—	—	8.6
Reclassifications to state redeemable equity at redemption value	(17.6)	—	—	17.6	—	—	17.6
Net income	—	—	—	—	148.2	—	148.2
Other comprehensive loss	—	—	—	—	—	(21.1)	(21.1)
Balance at December 31, 2016	$21.2	131.6	$1.3	$1,766.0	$154.5	$(427.4)	$1,494.4

See accompanying notes to consolidated financial statements.

VWR Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$148.2	$154.3	$152.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130.1	124.5	129.3
Net foreign currency remeasurement loss (gain)	2.3	(45.1)	(95.7)
Deferred income tax provision	3.4	27.3	33.9
Loss on extinguishment of debt	0.5	32.7	5.1
Other, net	23.3	17.9	13.0
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(25.8)	(30.2)	(30.1)
Inventories	(63.1)	(43.8)	(41.5)
Accounts payable	15.0	25.1	27.5
Other assets and liabilities	32.3	(37.7)	(3.0)
Net cash provided by operating activities	266.2	225.0	191.1
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(142.8)	(59.1)	(89.9)
Capital expenditures	(59.9)	(40.9)	(33.6)
Other investing activities	—	2.1	0.5
Net cash used in investing activities	(202.7)	(97.9)	(123.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	4.7	1.3	582.6
Proceeds from debt	674.4	2,767.0	742.2
Repayment of debt	(623.8)	(2,810.2)	(1,353.8)
Redemption of redeemable equity	—	—	(8.9)
Payment of dividend	—	—	(25.0)
Payment to Varietal under ITRA	(78.1)	(9.8)	—
Payment of debt issuance costs and redemption premium	(0.9)	(41.9)	(1.1)
Other financing activities	(3.1)	(2.5)	(7.8)
Net cash used in financing activities	(26.8)	(96.1)	(71.8)
Effect of exchange rate changes on cash	(4.3)	(12.7)	(13.9)
Net increase (decrease) in cash and cash equivalents	32.4	18.3	(17.6)
Cash and cash equivalents at beginning of period	136.3	118.0	135.6
Cash and cash equivalents at end of period	$168.7	$136.3	$118.0
Supplemental disclosures of cash flow information:
Cash paid for interest	$79.2	$104.9	$158.9
Cash paid for income taxes, net	78.3	48.0	39.3

See accompanying notes to consolidated financial statements.

VWR Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Nature of Operations and Basis of Presentation
We are a leading global independent provider of product and service solutions to laboratory and production customers. We have significant market positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with laboratory product suppliers across multiple industries and geographies. We offer a broad portfolio of branded and private label laboratory products, a full range of value-added services and custom manufacturing capabilities to meet our customers’ needs. Services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
The following describes our corporate organization at December 31, 2016:

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

In April 2016, Varietal completed a sale of our common stock that caused it to no longer hold a majority ownership interest in us. As a result, we experienced a change in control under U.S. federal tax regulations which has impacted (i) the amount and timing of the utilization of our net operating loss carryforwards; (ii) the timing of payments under an ITRA with Varietal (see Note 20); and (iii) the amount of cash taxes we are paying.

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Corporation and the redeemable equity of Varietal, each after the elimination of intercompany balances and transactions.
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
Additional disclosures about significant estimates are provided in the following areas: (i) impairment testing, particularly determining whether indicators of impairment were present and whether assets were impaired (see Note 21); (ii) estimating the valuation allowance on deferred tax assets, such as net operating loss carryforwards (see Note 18); (iii) accounting for defined benefit plans, in particular determining key assumptions such as discount rates and the expected return on plan assets (see Note 15); (iv) estimating outcomes of loss contingencies (see Note 10); and (v) estimating fair value, particularly related to measurements based on unobservable inputs (see Note 9).

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
Inventories
Our inventories consist primarily of products held for sale. Inventories are valued at the lower of cost or market, cost being primarily determined by the LIFO method for certain of our U.S. subsidiaries and the first-in, first-out method for all other subsidiaries. We regularly review quantities of inventories on hand and compare these amounts to the expected use of each product or product line. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.
At December 31, 2016 and 2015, the percentage of inventories valued using the LIFO method was 36% for both years, and the excess of current cost over LIFO value for those inventories was $24.8 million and $24.6 million, respectively.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 10 years for equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are expensed as incurred. Property and equipment held under capital leases were not material for any periods presented.
Impairment of Long-Lived Assets
We evaluate the recoverability of long-lived assets when events or changes in circumstances indicate a possible inability to recover carrying amounts. We assess recoverability by comparing the carrying value of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If an asset is impaired, the loss is measured as the amount by which the asset’s carrying value exceeds its fair value.
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

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. Classification within the fair value hierarchy is based on the lowest of the following levels that is significant to the fair value measurement:

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
Commitments and Contingencies
Loss contingencies are reflected in the consolidated financial statements based on our assessments of the expected outcome of legal proceedings or the expected resolution of other contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required to determine probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise our previous estimates.
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
Classification of Expenses
Cost of goods sold includes the cost of the product, vendor rebates, inbound and outbound freight charges, as well as inventory adjustments. SG&A expenses include personnel and facility charges, advertising and promotional charges and other charges related to our global infrastructure operations.

Stock-Based Compensation
Stock-based compensation consists primarily of stock options awarded to employees and directors. We measure expense using the grant-date fair value of awards ultimately expected to vest. Awards with service conditions are expensed on a straight-line basis from the date of grant through the end of the requisite service period. We issue new shares of common stock upon the exercise of stock options.
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
We elect to recognize expense based on the number of awards ultimately expected to vest by use of an estimated forfeiture rate. The estimated forfeiture rate is based on historical data for the employee group awarded options and expected employee turnover rates, which management reevaluates each period.
Defined Benefit Plans
Some of our employees participate in defined benefit plans. The benefits include pension, salary continuance, life insurance and healthcare. Benefits are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods.
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
Due to Varietal — ITRA
We record the estimated amount payable to Varietal under an ITRA, entered into in connection with our IPO, as a noncurrent liability, except for the portion estimated to be payable within one year. The ITRA liability was initially recognized through an adjustment to additional paid-in capital and measured at its expected future value, similar to the underlying deferred tax assets to which it relates. Subsequent changes to the value of the ITRA liability, if any, will be classified as other income (expense), net in the consolidated statements of operations. Cash payments under the ITRA are classified as a financing activity on the consolidated statements of cash flows.

(3)	New Accounting Standards
In March 2016, the FASB issued new guidance to simplify several aspects of accounting and presentation for stock-based compensation. The new guidance is effective for us beginning in the first quarter of 2017, with early adoption permitted. We early adopted the guidance beginning October 1, 2016. The guidance did not have a material impact to us upon adoption.
In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on our consolidated balance sheet as liabilities with corresponding right-of-use assets. The new guidance carries forward a similar method of expense recognition for lessees. The new guidance is effective for us beginning in the first quarter of 2019, with early adoption permitted. The guidance must be adopted using a modified retrospective approach. Although, we are continuing to evaluate its impact, we expect that this new guidance will result in a significant increase to the assets and liabilities we present on our consolidated balance sheet.
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

(4)	Earnings per Share
The following table presents information about basic and diluted earnings per share:

	Year ended December 31,
(in millions)	2016	2015	2014
Reconciliation of weighted average shares outstanding:
Basic	131.5	131.4	49.3
Dilutive effect of stock-based instruments	0.3	0.4	0.2
Diluted	131.8	131.8	49.5

Number of anti-dilutive instruments excluded from dilutive effect	4.0	2.0	0.9

(5)	Acquisitions
During the three years ended December 31, 2016, we acquired businesses to broaden our product offerings and strengthen our market positions. Except for their effects on investing cash flow, none of these acquisitions, nor their related costs, were material individually or in the aggregate to our results of operations or financial condition.
The following table presents selected information about these acquisitions in the aggregate:

	Year ended December 31,
(dollars in millions)	2016	2015	2014
Number of businesses acquired	5	4	4
Components of purchase price:
Cash paid, net of cash acquired	$142.8	$59.1	$89.9
Estimated fair value of contingent consideration	13.8	13.6	8.4
Deferred purchase price, net of (settlements)	3.2	(3.4)	3.4
Other	—	—	13.0
Purchase price	$159.8	$69.3	$114.7
Allocation of purchase price:
Net tangible assets	$31.9	$9.5	$15.5
Identifiable intangible assets	50.1	23.2	44.1
Goodwill	77.8	36.6	55.1
Purchase price	$159.8	$69.3	$114.7

Weighted average life of acquired amortizable intangible assets	9.9 years	9.7 years	12.2 years
The purchase price for the acquisitions was higher than the fair value of the acquired identifiable assets, resulting in goodwill, due to the existence of intangible assets not recognizable under GAAP and other market factors. During the years ended December 31, 2016, 2015 and 2014, we recorded goodwill of $65.1 million, $19.6 million and $29.0 million, respectively, that we expect to be deductible for tax purposes. The purchase price allocations for certain acquisitions completed in 2016 are preliminary pending finalization of opening balance sheets and may be adjusted subsequently.
The other component of purchase price represents cash paid to acquire a business that was subsequently rescinded. Since the amount was later refunded in full, we did not include it in the amount paid for acquisitions or the number of businesses acquired.

(6)	Property and Equipment, net
The following table presents the components of property and equipment, net:

	December 31,
(in millions)	2016	2015
Buildings and improvements	$199.1	$161.4
Equipment and computer software	264.5	244.2
Other	39.1	38.8
Property and equipment, gross	502.7	444.4
Accumulated depreciation	(248.9)	(216.2)
Property and equipment, net	$253.8	$228.2
Depreciation expense was $44.7 million, $41.1 million and $40.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(7)	Goodwill and Other Intangible Assets, net
The following tables present information about goodwill by segment:

(in millions)	Americas	EMEA-APAC	Total
Balance at December 31, 2014	$1,042.3	$811.3	$1,853.6
Acquisitions (Note 5)	19.7	16.9	36.6
Currency translation	(15.7)	(82.9)	(98.6)
Other	—	(0.2)	(0.2)
Balance at December 31, 2015	1,046.3	745.1	1,791.4
Acquisitions (Note 5)	65.1	12.7	77.8
Currency translation	2.7	(26.0)	(23.3)
Other	—	(1.9)	(1.9)
Balance at December 31, 2016	$1,114.1	$729.9	$1,844.0

	December 31, 2016			December 31, 2015
(in millions)	Gross carrying amount	Accumulated impairment losses	Net carrying amount	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Americas	$1,320.7	$206.6	$1,114.1	$1,252.9	$206.6	$1,046.3
EMEA-APAC	729.9	—	729.9	745.1	—	745.1
Total	$2,050.6	$206.6	$1,844.0	$1,998.0	$206.6	$1,791.4

The following table presents the components of other intangible assets:

	December 31, 2016			December 31, 2015
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,413.0	$651.3	$761.7	$1,402.2	$581.4	$820.8
Other	49.7	20.1	29.6	30.3	15.2	15.1
Amortizable intangible assets	1,462.7	671.4	791.3	1,432.5	596.6	835.9
Indefinite-lived trademarks and tradenames	616.5	—	616.5	619.7	—	619.7
Other intangible assets	$2,079.2	$671.4	$1,407.8	$2,052.2	$596.6	$1,455.6
Amortization expense was $85.4 million, $83.4 million and $88.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents estimated future amortization expense at December 31, 2016:

(in millions)
2017	$85.3
2018	83.2
2019	81.6
2020	80.3
2021	76.3
Thereafter	384.6
Total	$791.3

(8)	Debt
The following table presents information about debt:

	December 31, 2016			December 31, 2015
(dollars in millions)	Interest terms	Rate	Amount
Accounts receivable securitization facility	LIBOR plus 1.15%	1.89%	$163.9	$38.0
Senior credit facility:
Multi-currency revolving loan facility	EURIBOR plus 2.00%	2.00%	31.6	—
Term A loan, net of discount of $4.8 and $6.1	LIBOR plus 2.00%	2.61%	859.7	903.9
Term B loan, net of discount of $4.4 and $4.7	EURIBOR plus 3.00%	3.00%	423.8	494.8
4.625% senior notes, net of discount of $7.0 and $8.4	Fixed rate	4.63%	524.9	538.6
Other debt			13.1	13.7
Total debt			$2,017.0	$1,989.0
Classification on consolidated balance sheets:
Current portion of debt			$250.1	$92.8
Debt, net of current portion			1,766.9	1,896.2
Total debt			$2,017.0	$1,989.0

Other debt includes capital lease obligations and subsidiary loans from local banks. Borrowings under the accounts receivable securitization facility and the multi-currency revolving loan facility are included in the current portion of debt because we frequently borrow from and repay them to satisfy short term cash requirements; we are not required to repay those borrowings until maturity of the instruments.
In 2016, we entered into two interest rate swaps that exchange LIBOR for fixed rates on a portion of our term A loan. See Note 9.
The following table presents availability under credit facilities at December 31, 2016:

(in millions)	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(11.0)	(1.7)	(12.7)
Outstanding borrowings	(163.9)	(31.6)	(195.5)
Unused availability	$0.1	$216.7	$216.8
Current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable. At December 31, 2016, $243.2 million of trade accounts receivable were pledged as collateral under the facility.
The following table presents the maturities of debt principal at December 31, 2016:

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Accounts receivable securitization facility	$—	$163.9	$—	$—	$—	$—	$163.9
Senior credit facility:
Multi-currency revolving loan facility	—	—	—	31.6	—	—	31.6
Term A loan	45.5	68.3	91.0	659.7	—	—	864.5
Term B loan	4.3	4.3	4.3	4.3	4.3	406.7	428.2
4.625% senior notes	—	—	—	—	—	531.9	531.9
Other debt	4.7	4.3	2.6	1.5	—	—	13.1
Total debt, excluding discounts	$54.5	$240.8	$97.9	$697.1	$4.3	$938.6	$2,033.2
Accounts Receivable Securitization Facility
The accounts receivable securitization facility is for $175.0 million with a commercial bank and matures on May 18, 2018. Borrowings are secured by the trade accounts receivable of certain domestic subsidiaries, which are not available to satisfy the claims of other creditors. We bear the risk of collection on our trade accounts receivable and account for the facility as a secured borrowing.
The accounts receivable securitization facility includes representations and covenants that we consider usual and customary, including that, if our available liquidity falls below a specified amount, the ratio of our adjusted earnings to interest expense cannot exceed a specified amount, each as defined. At December 31, 2016, we were in compliance with those covenants.
Senior Credit Facility
The senior credit facility is with a syndicate of lenders and includes a $250.0 million multi-currency revolving loan facility due September 28, 2020, a $910.0 million term A loan due September 28, 2020 and a €406.6 million term B loan due January 15, 2022. The term loans require us to make scheduled quarterly principal repayments as shown in the table above. Borrowings under the senior credit facility are secured by substantially all of our assets except for the trade accounts receivable that secure the accounts receivable securitization facility and bear interest at variable rates plus a margin that declines if certain net leverage ratios are achieved. Fees payable under the senior credit facility are not material to interest expense. The senior credit facility includes representations and covenants that we consider usual and customary, including that our first lien net leverage ratio, as defined, cannot exceed a specified amount. At December 31, 2016, we were in compliance with those covenants.
We entered into the senior credit facility in 2015, issuing the term B loan at an original discount of €1.2 million and paying debt issuance costs of $15.4 million, most of which were deferred and are being recognized as interest expense through the maturity date. We used a portion of the proceeds from the senior credit facility and proceeds from the issuance of 4.625% senior notes to repay our prior credit facility and incurred a loss on extinguishment of debt of $7.9 million during 2015.
In 2016, we amended our term B loan for more favorable interest terms. The amendment required us to repay €50.0 million of principal and pay financing costs of $0.9 million, most of which were deferred and are being recognized as interest expense through the maturity date. We also incurred a loss on extinguishment of debt of $0.5 million representing the portion of unamortized deferred costs and original discount related to the principal repaid. In 2014, we amended our prior credit facility to extend maturity dates and obtain more favorable interest terms and paid debt issuance costs of $1.1 million.
Senior Notes
We have issued €503.8 million of 4.625% senior notes that mature on April 15, 2022. Interest is payable in arrears on April 15 and October 15 of each year. The notes are redeemable at premiums that begin at 102.3125% plus the present value of interest through April 15, 2018, then decline through April 15, 2020 at which time the notes become redeemable at face value. The notes are also redeemable in part using proceeds from certain equity offerings and in full upon certain changes in control. The indentures covering the notes include representations and covenants that we consider usual and customary. At December 31, 2016, we were in compliance with those covenants.
In 2015, we issued the notes at an original issue discount of €3.8 million and paid debt issuance costs of $5.4 million, which were deferred and are being recognized as interest expense through the maturity date. We also used a portion of the proceeds from the senior credit facility to redeem all of our 7.25% senior notes for a premium of $20.4 million and incurred a loss on extinguishment of debt of $24.8 million. In 2014, we used net proceeds from the IPO to redeem 10.75% subordinated notes at face value and incurred a loss on extinguishment of debt of $5.1 million.

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
The following table presents the carrying amounts and fair values of debt instruments:

	December 31, 2016		December 31, 2015
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Accounts receivable securitization facility	$163.9	$163.9	$38.0	$38.0
Senior credit facility:
Multi-currency revolving loan facility	31.6	31.6	—	—
Term A loan	859.7	856.4	903.9	901.5
Term B loan	423.8	431.9	494.8	500.5
4.625% senior notes	524.9	553.9	538.6	536.5
Other debt	13.1	13.1	13.7	13.7
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, which are Level 2 measurements.
At December 31, 2016 and 2015, the amount due to Varietal under the ITRA (see Note 20) had carrying amounts of $85.0 million and $163.1 million, respectively, and fair values of $82.9 million and $147.6 million, respectively. The fair values were estimated using a combination of observable and unobservable inputs following an income-based approach, a Level 3 measurement.
Recurring Fair Value Measurements with Significant Unobservable Inputs
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition.
The following table presents changes to contingent consideration liabilities:

	Year ended December 31,
(in millions)	2016	2015
Beginning balance	$21.0	$11.6
Acquisitions (Note 5)	13.8	13.6
Loss (income) from changes to estimated fair value	4.9	(1.1)
Cash payments	(4.2)	(2.4)
Currency translation	(0.8)	(0.7)
Ending balance	$34.7	$21.0
We estimate the fair value of contingent consideration using the average of probability-weighted potential earn-out payments specified in the purchase agreements, a Level 3 measurement, ranging in the aggregate from approximately $19 million to $38 million for all open earn-outs at December 31, 2016. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.

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

Cash Flow and Net Investment Hedging
We have entered into two interest rate swaps designated as cash flow hedges of the variable LIBOR rate on $500.0 million of our term A loan. Those swaps exchange the variable LIBOR rate for an approximately 1% fixed rate and mature on September 28, 2020. These hedges have been and are expected to continue to be fully effective. As a result, changes to the fair value of the interest rate swaps, which otherwise would be recognized in earnings, are deferred to AOCI.
We have designated €356.0 million of our term B loan and all €503.8 million of our 4.625% senior notes as hedges to protect a portion of our net investment in foreign operations from the impact of changes in the euro to U.S. dollar exchange rate. As a result of these hedge designations, the foreign currency changes on the debt instruments, which otherwise would be recognized in earnings, are deferred to AOCI and equally offset the foreign currency changes on the hedged portion of our net investment. These hedges have no other impact to our financial position, financial performance or cash flows.
The following table presents the balance sheet classification and fair values of these instruments, all of which are Level 2 measurements:

		December 31,
(in millions)	Balance sheet classification	2016	2015
Cash flow hedging:
Interest rate swaps	Other assets	$11.2	$—
Net investment hedging:
Portion of term B loan	Debt, net of current portion	379.2	402.6
4.625% senior notes	Debt, net of current portion	553.9	536.5

The following table presents the net unrealized gain (loss) deferred to AOCI for these instruments:

	Year ended December 31,
(in millions)	2016	2015
Cash flow hedging:
Interest rate swaps	$9.8	$—
Net investment hedging:
Portion of net investment in foreign operations	(28.6)	(3.7)
Portion of term B loan	13.5	12.4
4.625% senior notes	15.1	(8.7)
All of these hedges were fully effective for the periods presented. The following table presents the net loss reclassified from AOCI into earnings for these instruments:

(in millions)	Income statement classification	Year ended December 31,
		2016	2015
Interest rate swaps	Interest expense	$(1.4)	$—

(10)	Commitments and Contingencies
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

Employment Agreements
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive officers under these provisions was $11.1 million at December 31, 2016.
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
During the years ended December 31, 2016 and 2015, we incurred expenses pursuant to the registration rights agreement. See Note 20.

(11)	Redeemable Equity
Redeemable equity consists of redeemable equity units of our parent and, prior to July 31, 2014, redeemable convertible preferred stock.
Redeemable Equity Units of Parent
In 2007, Varietal established a plan whereby certain employees were able to purchase a “strip” of preferred and common units. The following describes the accounting for these units:

•
Issuances — Prior to the recapitalization, Varietal issued these units in exchange for cash. Subsequently, Varietal contributed an equal amount of capital to us in exchange for shares of redeemable convertible preferred stock. None of these units have been issued following the recapitalization.

•
Repurchases — Upon termination of the employee unitholders, two redemption options may be triggered, one of which is outside of our control. Prior to the recapitalization, Varietal redeemed the units by providing an equally-valued number of shares of our redeemable convertible preferred stock to the unitholder, which we subsequently redeemed for cash. Following the recapitalization, Varietal redeems units directly with cash.

•
Valuation — These units are presented on our consolidated balance sheets at their redemption value. The redemption value is contractually defined, with preferred units valued as the sum of unreturned capital plus a cumulative dividend and common units valued at the enterprise value of Varietal less the redemption value of preferred units. Changes to the redemption value are reclassified to or from additional paid-in capital.

Certain employees also received a special type of common unit that vested based upon continuing service, subject to accelerated vesting upon the occurrence of certain events. Because these units were provided as an incentive to provide services to us, we accounted for them as stock-based compensation. See Note 13.
Redeemable Convertible Preferred Stock
In 2014, in anticipation of our IPO, we completed an internal recapitalization (see Note 12) pursuant to which all shares of our redeemable convertible preferred stock were exchanged for newly-issued shares of common stock. Prior to the recapitalization, the preferred stock was redeemable by Varietal for the sum of unreturned capital plus a cumulative dividend.

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
Initial Public Offering
In 2014, we completed our IPO, which included an additional sale to our underwriters, by issuing 29.4 million common shares at a price of $21.00 per share. After deducting underwriting discounts, the IPO resulted in net proceeds of $582.6 million.
In connection with the IPO, we also: i) paid a $25.0 million dividend to Varietal; ii) terminated a management services agreement with Madison Dearborn Partners and Avista Capital Partners and entered into an ITRA with Varietal (see Note 20); iii) awarded stock options to certain employees and directors under a new stock-based compensation plan (see Note 13); and iv) used the net proceeds from the IPO to repay debt.

(13)	Stock-Based Compensation
The following table presents the components of stock-based compensation expense, a component of SG&A expenses:

	Year ended December 31,
(in millions)	2016	2015	2014
2014 Plan	$8.3	$4.4	$1.1
Other immaterial plans	0.3	0.5	0.9
Total	$8.6	$4.9	$2.0
At December 31, 2016, remaining stock-based compensation expense of $25.9 million related to unvested awards will be recognized over a weighted average period of 3.0 years.
2014 Plan
The 2014 Plan authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At December 31, 2016, 5.6 million shares were available for future issuance. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.

The following table presents information about stock options under the 2014 Plan:

	Year ended December 31, 2016
(in millions, except per option amounts and years)	Number of stock options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Outstanding at beginning of period	3.2	$21.03
Granted	2.8	24.68
Exercised	(0.1)	21.00
Forfeited	(0.1)	21.39
Outstanding at end of period	5.8	22.80	$13.3	5.4 years
Expected to vest	4.5	23.26	8.3	5.6 years
Exercisable	1.2	21.02	4.8	4.8 years
Granted
In 2016, we granted stock options to management that vest 25% on the first anniversary of the date of grant and 6.25% quarterly thereafter through the fourth anniversary of the date of grant and have a seven-year term.
In 2014, we granted stock options to management that vest 40% on the second anniversary of the date of grant and 5.00% quarterly thereafter through the fifth anniversary of the date of grant and have a seven-year term.
The following table presents information about their fair value:

	Year ended December 31,
	2016	2014
Weighted average grant date fair value	$6.69	$6.67
Expected stock price volatility	30%	33%
Risk free interest rate	1.16%	1.76%
Expected dividend rate	nil	nil
Expected life of options	4.6 years	4.9 years
Vested and Exercised
Beginning in 2016, options vested and were exercised. The total fair value of options vested during the year was $8.2 million. Options exercised had intrinsic value of $0.6 million, caused us to realize a tax benefit of $0.2 million and resulted in cash contributions of $2.0 million.

(14)	Restructuring
In the fourth quarter of 2016, we initiated a restructuring program designed to achieve additional efficiencies in our operating model and reduce operating expenses. The program involves selectively realigning personnel, closures of several smaller operations accompanied by consolidation of their operating activities in other business units, and closure or divestiture of certain non-strategic businesses units. The program is expected to be completed by early 2018 when operating activity relocations are scheduled to be completed.

The following table presents information about restructuring charges under the 2016 program, which are included in SG&A expenses:

(in millions)	Year ended December 31, 2016	December 31, 2016
		Cumulative charges incurred	Expected remaining charges	Total expected charges
Employee severance	$12.9	$12.9	$5.4	$18.3
Facility closure	0.4	0.4	3.9	4.3
Other	7.0	7.0	5.4	12.4
Total	$20.3	$20.3	$14.7	$35.0

Americas	$1.8	$1.8	$1.7	$3.5
EMEA-APAC	18.5	18.5	13.0	31.5
Total	$20.3	$20.3	$14.7	$35.0
Other charges are to write-down the carrying value of net assets of businesses that we plan to close or sell under the program.
The following table presents changes to accrued restructuring charges:

(in millions)	Employee severance	Facility closure	Total
Balance at December 31, 2015	$—	$—	$—
Restructuring charges	12.9	0.4	13.3
Cash payments	(2.2)	—	(2.2)
Balance at December 31, 2016	$10.7	$0.4	$11.1

(15)	Benefit Plans
We sponsor a number of defined benefit plans for our employees worldwide. We present these plans as follows due to their differing geographies, characteristics and actuarial assumptions:

•
The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan providing two types of benefits based on: (i) service for substantially all full-time U.S. employees who completed a year of service by May 31, 2005, with benefits frozen on that date; and (ii) beginning in 2016, an annual contribution we make for substantially all full-time U.S. employees that grows at a defined rate. We generally fund the minimum amount required by applicable laws and regulations. We use a December 31 measurement date for the U.S. Retirement Plan.

•
The German, French and UK Plans are presented in the aggregate. Our German subsidiaries have unfunded defined benefit pension plans for certain employees and retirees that are closed to new participants. Our French subsidiary has a funded defined benefit pension plan for a certain group of employees that is closed to new participants. Our UK subsidiary has funded defined benefit plans that are closed to new participants and frozen with respect to future accrual of benefits. We use a December 31 measurement date for the German, French and UK Plans.

•	We sponsor certain other defined benefit plans that are not material individually or in the aggregate.

We also sponsor a defined contribution plan for our employees in the United States, Canada and Puerto Rico that features an employer match. Prior to 2016, we also provided an annual contribution to those plans based on company performance that was replaced by a similar benefit under the U.S. Retirement Plan beginning in 2016. The aggregate expense for our defined contribution plans was $9.9 million, $10.6 million and $10.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents information about our defined benefit plans:

	U.S. Retirement Plan		German, French and UK Plans
	Year ended December 31,		Year ended December 31,
(in millions)	2016	2015	2016	2015
Change in projected benefit obligation:
Beginning balance	$180.1	$189.1	$164.0	$180.3
Service cost	3.9	0.7	1.4	1.7
Interest cost	6.8	7.7	4.4	5.1
Actuarial loss (gain)	4.3	(9.7)	34.8	(6.4)
Benefits paid	(7.7)	(7.7)	(5.1)	(3.2)
Currency translation	—	—	(20.2)	(13.5)
Other	—	—	0.7	—
Ending balance	187.4	180.1	180.0	164.0
Change in fair value of plan assets:
Beginning balance	222.8	241.2	84.7	83.0
Actual gain (loss) on plan assets	23.1	(10.7)	21.7	2.3
Company contributions	—	—	10.1	7.3
Benefits paid	(7.7)	(7.7)	(5.1)	(3.2)
Currency translation	—	—	(16.2)	(4.7)
Ending balance	238.2	222.8	95.2	84.7
Funded status at end of year	$50.8	$42.7	$(84.8)	$(79.3)

Accumulated benefit obligation at end of year	$187.4	$180.1	$172.2	$156.5
Amounts recognized in consolidated balance sheets at end of year:
Other assets	50.8	42.7	0.6	0.8
Other liabilities	—	—	85.4	80.1
Accumulated other comprehensive income (loss)	13.6	7.9	(66.1)	(53.1)
At December 31, 2016, the amounts in AOCI that have not been recognized as net periodic pension income or cost relate to actuarial gains or losses, none of which will be recognized for the U.S. Retirement Plan and $3.8 million of which will be recognized for the German, French and UK Plans in 2017.

The following table presents the components of net periodic pension (income) cost:

	U.S. Retirement Plan			German, French and UK Plans
	Year ended December 31,			Year ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$3.9	$0.7	$0.7	$1.4	$1.7	$1.5
Interest cost	6.8	7.7	8.4	4.4	5.1	6.6
Expected return on plan assets	(13.1)	(14.2)	(14.4)	(4.6)	(4.8)	(5.7)
Recognized net actuarial (gain) loss	—	—	(0.4)	3.3	3.7	2.1
Gain on partial plan settlement	—	—	(6.9)	—	—	—
Other	—	—	—	0.7	—	—
Total	$(2.4)	$(5.8)	$(12.6)	$5.2	$5.7	$4.5
For the years ended December 31, 2016, 2015 and 2014, the net unrealized gain (loss) recorded in other comprehensive income or loss was: (i) for the U.S. Retirement Plan, $5.8 million, $(15.3) million and $(5.0) million, respectively; and (ii) for the German, French and UK Plans, $(16.4) million, $3.9 million and $(26.3) million, respectively. The amounts reclassified from AOCI into earnings are shown in the table above as recognized net actuarial gain or loss.
The following table presents the assumptions used to determine the projected benefit obligation and net periodic pension income:

	U.S. Retirement Plan			German, French and UK Plans
	Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015	2014
Projected benefit obligation at end of year:
Discount rate	4.23%	4.58%	4.13%	2.36%	3.22%	2.99%
Annual rate of compensation increase	3.00%	*	*	3.00%	3.00%	3.00%
Net periodic pension cost or income:
Discount rate	4.58%	4.13%	**	3.22%	2.99%	4.19%
Expected rate of return on plan assets	6.00%	6.00%	6.00%	6.01%	5.93%	6.92%
Annual rate of compensation increase	3.00%	*	*	3.00%	3.00%	3.00%

*	Not applicable

**	We used discount rates of 4.90% and 4.34% to measure the net periodic pension income of the U.S. Retirement Plan before and after a partial plan settlement that occurred on June 1, 2014, respectively.
We select our discount rates by reference to published bond yield curves.

The following table presents future benefits expected to be paid at December 31, 2016:

(in millions)	U.S. Retirement Plan	German, French and UK Plans
2017	$13.9	$3.1
2018	13.7	3.0
2019	12.8	3.8
2020	13.0	3.7
2021	13.1	4.5
2022 – 2026	63.3	28.2
During the year ended December 31, 2016, we made no contributions to the U.S. Retirement Plan and $10.1 million of aggregate contributions to the German, French and UK Plans. In 2017, we expect to make no contributions to the U.S. Retirement Plan and aggregate contributions of $4.2 million to the German, French and UK Plans.
The following table presents information about plan assets by type of fair value measurement:

	December 31, 2016				December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
U.S. Retirement Plan:
Cash and cash equivalents	$2.0	$2.0	$—	$—	$1.4	$1.4	$—
Fixed income funds	181.0	—	181.0	—	171.4	—	171.4
Equity funds	55.2	14.8	36.4	4.0	50.0	18.2	31.8
Total	$238.2	$16.8	$217.4	$4.0	$222.8	$19.6	$203.2
German, French and UK Plans:
Cash and cash equivalents	$1.1	$1.1	$—	$—	$1.0	$1.0	$—
Fixed income funds	32.4	—	32.4	—	68.2	—	68.2
Equity funds	61.7	—	61.7	—	15.5	—	15.5
Total	$95.2	$1.1	$94.1	$—	$84.7	$1.0	$83.7
At December 31, 2016, the investment strategy of the U.S. Retirement Plan is to match the investment asset duration with the pension liability duration. This strategy, utilizing diversified fixed income funds, attempts to hedge the discount rate used to present value future pension obligations. The fixed income funds invest in long duration investment grade corporate bonds primarily across industrial, financial and utilities sectors and is managed by a single institution. Surplus assets, the fair market value of assets in excess of benefit obligations, are invested in equity funds. We estimate the future return on plan assets after considering prior performance, but primarily based upon the mix of assets and expectations for the long-term returns on those asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return is adjusted for the historical experience and future expectations of returns as a result of active portfolio management as compared to the benchmark returns. Assets measured using Level 3 inputs were not material to the portfolio.

At December 31, 2016, the investment strategy for the assets of the German, French and UK Plans is to match the expected return of its portfolio with the required return to reach its long-term funding objectives. To generate this return, the plan invests in return-seeking assets, primarily global equity funds. In addition to targeting this return, the strategy also includes mitigating the risk that the present value of the liabilities increases as a result of changes to inflation and interest rates. These liability risks are hedged by investing in fixed income funds, primarily consisting of government bonds and inflation-linked government bonds. The expected long-term rate of return on plan assets used in determining pension expense is determined in a similar manner to the U.S. Retirement Plan.

(16)	Leases
We lease office and warehouse space, vehicles and computer and office equipment under operating leases. Operating lease expense was $39.2 million, $32.8 million and $35.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents future minimum lease payments under operating leases at December 31, 2016:

(in millions)
2017	$33.4
2018	28.4
2019	21.7
2020	15.1
2021	12.9
Thereafter	32.8
Total minimum payments	$144.3

(17)	Other Income (Expense), net
Other income (expense), net, consists primarily of foreign currency remeasurement gains and losses. Significant foreign-denominated debt instruments are held by a subsidiary in the United States, causing us to record remeasurement gains or losses in earnings to the extent not hedged. In 2015, we designated some of that debt as a hedge of our net investment in foreign operations, which has reduced the impact to earnings. See Note 9.

(18)	Income Taxes
The following table presents information related to the consolidated income statements:

	Year ended December 31,
(in millions)	2016	2015	2014
Income before income taxes:
United States	$146.3	$123.3	$121.4
Foreign	88.0	106.8	116.0
Total	$234.3	$230.1	$237.4
Income tax provision:
Current income tax provision:
Federal	$37.9	$5.1	$3.8
State	9.1	0.8	0.6
Foreign	35.7	42.6	46.5
Total	82.7	48.5	50.9
Deferred income tax provision (benefit):
Federal	11.2	38.3	40.1
State	(1.1)	0.9	4.3
Foreign	(6.7)	(11.9)	(10.5)
Total	3.4	27.3	33.9
Total income tax provision	$86.1	$75.8	$84.8
The following table presents the reconciliation of the income tax provision calculated at the United States statutory federal income tax rate of 35% to the amounts presented in the consolidated income statements:

	Year ended December 31,
(in millions)	2016	2015	2014
Income tax provision at United States federal statutory rate	$82.0	$80.5	$83.1
State income taxes, net of federal benefit	5.2	1.4	3.3
Change in foreign tax rates	—	(4.5)	—
Foreign rate differential	(7.4)	(11.0)	(10.4)
Changes to valuation allowance not included above	5.4	5.1	5.6
Other, net	0.9	4.3	3.2
Income tax provision	$86.1	$75.8	$84.8

The following table presents information about deferred tax assets and liabilities:

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$104.1	$136.2
Other	40.7	40.3
Deferred tax assets, gross	144.8	176.5
Valuation allowances	(105.1)	(102.5)
Deferred tax assets, net	39.7	74.0
Deferred tax liabilities:
Intangible assets	(442.0)	(467.2)
Goodwill	(39.7)	(38.2)
Other	(21.4)	(16.2)
Total deferred tax liabilities	(503.1)	(521.6)
Net deferred tax liability	$(463.4)	$(447.6)
Classification on consolidated balance sheets:
Other assets	$13.8	$11.9
Deferred income tax liabilities	(477.2)	(459.5)
Net deferred tax liability	$(463.4)	$(447.6)
The increase (decrease) to the valuation allowance for the years ended December 31, 2016, 2015 and 2014 was $2.6 million, $(7.5) million and $(9.3) million, respectively.
At December 31, 2016, most of the valuation allowances presented above relate to foreign net operating loss carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as a component of our income tax provision or benefit.
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

The following table reflects changes to the reserve for uncertain tax positions:

	Year ended December 31,
(in millions)	2016	2015	2014
Beginning balance	$62.2	$61.7	$57.9
Additions:
Tax positions related to the current year	1.7	1.7	5.1
Tax positions related to prior years	0.1	0.3	0.3
Reductions:
Tax positions related to prior years	—	(0.2)	(0.1)
Settlements with taxing authorities	(1.2)	(0.1)	(0.3)
Lapse of statutes of limitations	(0.6)	(0.6)	(0.4)
Currency translation	(0.4)	(0.6)	(0.8)
Ending balance	$61.8	$62.2	$61.7
The amounts above exclude accrued interest and penalties of $1.2 million and $1.0 million at December 31, 2016 and 2015, respectively. We expect a reduction in the liability for uncertain tax positions of up to $0.9 million over the next twelve months as a result of settlements with taxing authorities and the lapse of statutes of limitations.
Other Matters
Neither income taxes nor foreign withholding taxes have been provided on $842.8 million of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2016. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States in a manner that attracts a net tax cost. At this time, a determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.
At December 31, 2016, we had federal net operating loss carryforwards of $133.5 million that begin to expire in 2027 and state net operating loss carryforwards of $332.8 million, with a corresponding state tax benefit of $12.7 million, that expire at various times through 2034. In addition, we had foreign net operating loss carryforwards of $308.2 million, which predominantly have indefinite expirations.
We have entered into an agreement that provides for the payment to Varietal of the majority of cash savings in U.S. federal, state and local income tax as a result of the utilization of net operating losses generated in periods prior to the IPO. See Note 20.
We file a consolidated federal and certain state combined income tax returns with our domestic subsidiaries.

(19)	Comprehensive Income or Loss
The following table presents changes in the components of AOCI, net of tax:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2013	$13.3	$(2.1)	$(8.7)	$2.5
Net unrealized (loss) gain arising during the period	(204.2)	0.7	(27.0)	(230.5)
Reclassification of net loss (gain) into earnings	—	1.1	(3.0)	(1.9)
Balance at December 31, 2014	(190.9)	(0.3)	(38.7)	(229.9)
Net unrealized (loss) gain arising during the period	(174.4)	3.0	(7.0)	(178.4)
Reclassification of net (gain) loss into earnings	—	(0.7)	2.7	2.0
Balance at December 31, 2015	(365.3)	2.0	(43.0)	(406.3)
Net unrealized (loss) gain arising during the period	(22.4)	9.1	(9.4)	(22.7)
Reclassification of net loss (gain) into earnings	1.2	(2.3)	2.7	1.6
Balance at December 31, 2016	$(386.5)	$8.8	$(49.7)	$(427.4)
The following table presents the reclassifications of net (gain) loss from AOCI into earnings:

	Year ended December 31,
(in millions)	2016	2015	2014
Foreign currency translation:
Selling, general and administrative expenses	$1.7	$—	$—
Income tax provision	(0.5)	—	—
Net income	$1.2	$—	$—
Derivative instruments:
Cost of goods sold	$(4.2)	$(2.3)	$0.6
Interest expense	1.4	0.3	0.6
Loss on extinguishment of debt	—	0.7	0.5
Income tax provision	0.5	0.6	(0.6)
Net income	$(2.3)	$(0.7)	$1.1
Defined benefit plans:
Selling, general and administrative expenses	$3.9	$3.9	$(5.3)
Income tax provision	(1.2)	(1.2)	2.3
Net income	$2.7	$2.7	$(3.0)

The following table presents the income tax effects of comprehensive income or loss components:

	Year ended December 31,
(in millions)	2016	2015	2014
Foreign currency translation:
Net unrealized income tax provision arising during the period	$(11.1)	$(1.5)	$—
Reclassification of net income tax benefit into earnings	(0.5)	—	—
Derivative instruments:
Net unrealized income tax provision arising during the period	(4.8)	(1.8)	(0.2)
Reclassification of net income tax provision (benefit) into earnings	0.5	0.6	(0.6)
Defined benefit plans:
Net unrealized income tax benefit arising during the period	2.2	4.8	10.1
Reclassification of net income tax (benefit) provision into earnings	(1.2)	(1.2)	2.3

(20)	Related Party Transactions
Due to Varietal — ITRA
We are party to an ITRA with Varietal. The ITRA provides for the payment of most of the cash savings in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to the IPO. Varietal will not reimburse us for any payments previously made under the ITRA if such benefits are subsequently disallowed. As noted previously, Madison Dearborn Partners owns a controlling interest in Varietal.
We make payments under the ITRA the year after the tax year for which we claim the net operating loss carryforwards. We made a payment under the ITRA of $78.1 million during the year ended December 31, 2016. At December 31, 2016, the remaining amount due to Varietal under the ITRA was $85.0 million, $27.7 million of which is classified as current and represents our estimate of the payment that will become due in March 2017.
Registration Rights Agreement
During the years ended December 31, 2016 and 2015, Varietal completed registered sales of 25.2 million and 31.1 million shares of our common stock, respectively. We received no proceeds from these sales and issued no additional shares of our common stock. Pursuant to our registration rights agreement with Varietal (see Note 10), we incurred expenses of $1.2 million and $1.5 million in 2016 and 2015, respectively, for the registrations and sales of common stock.

(21)	Risks and Uncertainties
Evaluating Goodwill and the VWR Tradename for Impairment
On October 1 of each year, we perform annual impairment testing of our goodwill and the VWR tradename. The impairment testing requires us to estimate the fair value of these assets, which requires significant judgment.
We experienced more modest growth across our business in 2016 compared to 2015, which caused us to decrease the projected cash flows of our reporting units resulting in a decline in the estimated fair value using the income approach. Increases in the market approach driven by increased stock performance and valuation multiples more than offset that decrease for the Americas and partially offset that decrease for EMEA-APAC. This resulted in an increase to the estimated fair value of our Americas reporting unit, a decrease to the estimated fair value of our EMEA-APAC reporting unit and an increase to the estimated fair value our indefinite-lived intangible assets, each compared to prior periods. However, future changes in our estimates or judgments could reduce our fair value measurements, which could in turn result in an impairment charge. For example, our expected net sales, cash flow performance or market conditions could be adversely affected by negative macroeconomic or industry-specific factors. In 2011 and 2010, we recognized impairment charges of $3.3 million and $48.1 million, respectively, related to changes in the science education industry, while in 2008 we recognized impairment charges of $392.1 million related to macroeconomic factors. We could also experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly-traded companies, a decline in the trading price of our common stock or control premiums derived from market transactions.
At October 1, 2016, the estimated fair value of the VWR tradename, which comprises substantially all of our indefinite-lived intangible assets, exceeded its carrying value by over $300 million, and the estimated fair values of our Americas and EMEA-APAC reporting units exceeded their carrying values by over $1.1 billion and over $900 million, respectively.
Evaluating Long-Lived Assets for Impairment
We have acquired 46 businesses since June 2007. Following their recognition in business combinations, we are required to monitor their long-lived assets for indicators of impairment. If identified, we are required to perform impairment testing, which may require us to estimate the fair value of those assets. Estimating fair value requires us to exercise significant judgment.
Based on a review of financial performance in 2015, we decreased our forecast of the profitability of a non-strategic business in our EMEA-APAC segment and recorded impairment charges of $3.2 million in 2015. In 2016, we committed to a plan to sell that business as part of the restructuring program disclosed in Note 14. As a result, we incurred additional charges of $6.6 million to write-down the carrying value of its net assets.
Should we identify other indicators of impairment in future periods, we may be required to recognize additional charges.
Changes to Foreign Currency Exchange Rates
Our operations span the globe. A significant portion of our earnings and net assets are denominated in foreign currencies, principally the euro but also the British pound sterling and many others. We also carry a significant amount of euro-denominated debt in the United States. Because we translate or remeasure these items into U.S. dollars, changes in foreign currency exchange rates can have a significant impact on our reported results.
We are not able to predict the impact that future changes in foreign currency exchange rates may have on our operating results, but their impact could be significant. Over the past few years, we have experienced significant changes in foreign currency exchange rates. Following a 2016 referendum to leave the European Union, the value of the British pound sterling in U.S. dollars dropped significantly. The value of the euro in U.S. dollars also reached a historic low in late 2016. These trends followed a significant strengthening of the U.S. dollar against most foreign currencies during the second half of 2014.
In 2015, we designated hedges that reduced our exposure to foreign currency remeasurement recorded in earnings. For more information, see Note 9.
Significant Concentrations
Our two largest suppliers accounted for 8% and 6% of our cost of goods sold in 2016.

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
The following tables present segment financial information:

	Year ended December 31,
(in millions)	2016	2015	2014
Net sales:
Americas	$2,737.7	$2,577.3	$2,430.1
EMEA-APAC	1,776.5	1,741.5	1,945.2
Total	$4,514.2	$4,318.8	$4,375.3
Operating income:
Americas	$174.9	$162.5	$141.0
EMEA-APAC	140.7	157.7	176.9
Total	$315.6	$320.2	$317.9
Capital expenditures:
Americas	$47.8	$30.5	$22.2
EMEA-APAC	12.1	10.4	11.4
Total	$59.9	$40.9	$33.6
Depreciation and amortization:
Americas	$87.3	$82.1	$77.8
EMEA-APAC	42.8	42.4	51.5
Total	$130.1	$124.5	$129.3

	December 31,
(in millions)	2016	2015
Total assets:
Americas	$3,067.1	$2,867.6
EMEA-APAC	1,895.4	1,926.2
Total	$4,962.5	$4,793.8
The amounts above exclude inter-segment activity. All of the net sales for each segment are from external customers. We determined that disclosing net sales for each group of similar customers, products and services would be impracticable.

The following tables present net sales and property and equipment by geographic area:

	Year ended December 31,
(in millions)	2016	2015	2014
Net sales:
United States	$2,517.7	$2,355.9	$2,188.2
Canada	185.2	188.9	205.6
Central and South America	34.8	32.5	36.3
Europe	1,704.8	1,676.6	1,870.3
Asia-Pacific	71.7	64.9	74.9
Total	$4,514.2	$4,318.8	$4,375.3

	December 31,
(in millions)	2016	2015
Property and equipment:
United States	$166.1	$139.9
Canada	5.9	4.2
Central and South America	4.4	2.6
Europe	72.0	74.9
Asia-Pacific	5.4	6.6
Total	$253.8	$228.2
We disclose property and equipment by geographic area because many of these assets cannot be readily moved and are illiquid, subjecting them to geographic risk. None of our other long-lived assets are subject to geographic risk.

(23)	Unaudited Quarterly Financial Information

	Year ended December 31, 2016
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$1,098.3	$1,149.5	$1,136.1	$1,130.3
Gross profit	310.6	323.4	313.5	314.3
Net income	38.8	41.8	40.6	27.0
Earnings per share:
Basic	0.30	0.32	0.31	0.21
Diluted	0.29	0.32	0.31	0.20

	Year ended December 31, 2015
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$1,029.6	$1,081.2	$1,095.5	$1,112.5
Gross profit	291.2	298.5	299.5	307.9
Net income	71.5	18.3	11.0	53.5
Earnings per share:
Basic	0.54	0.14	0.08	0.41
Diluted	0.54	0.14	0.08	0.41

(24)	Condensed Parent Company Only Financial Statements
Our subsidiaries are party to certain debt agreements that restrict their ability to pay dividends or make other distributions to us. At December 31, 2016, $1,308.4 million of the net assets of our subsidiaries were subject to those restrictions. Those net assets are restricted from being transferred to us in the form of loans, advances or cash dividends except as permitted by the debt agreements. For example, those agreements allow our subsidiaries to fund amounts payable under the ITRA without the restriction.
Pursuant to SEC regulations, the following presents condensed financial information as to the financial position, results of operations and cash flows of VWR Corporation on an unconsolidated basis. The related disclosures required by those regulations are provided elsewhere in the consolidated financial statements.
Condensed Parent Company Only Balance Sheets

	December 31,
(in millions, except per share data)	2016	2015
Assets
Cash and cash equivalents	$4.7	$—
Investment in unconsolidated subsidiaries	1,595.9	1,538.3
Total assets	$1,600.6	$1,538.3
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current amount due to Varietal — ITRA	$27.7	78.1
Total current liabilities	27.7	78.1
Amount due to Varietal — ITRA, net of current portion	57.3	85.0
Total liabilities	85.0	163.1
Redeemable equity, at redemption value	21.2	38.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.6 and 131.4 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,766.0	1,735.1
Retained earnings	154.5	6.3
Accumulated other comprehensive loss	(427.4)	(406.3)
Total stockholders’ equity	1,494.4	1,336.4
Total liabilities, redeemable equity and stockholders’ equity	$1,600.6	$1,538.3
Condensed Parent Company Only Income Statements

	Year ended December 31,
(in millions)	2016	2015	2014
Equity in earnings of unconsolidated subsidiaries, net of tax	$148.2	$154.3	$152.6
Net income	148.2	154.3	152.6
Accretion of dividends on redeemable equity	—	—	(29.4)
Net income applicable to common stockholders	$148.2	$154.3	$123.2

Condensed Parent Company Only Statements of Cash Flows

	Year ended December 31,
(in millions)	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of common stock	$4.7	$1.3	$582.6
Payment of stock issuance costs	—	—	(4.8)
Capital contributed to unconsolidated subsidiaries	—	(1.3)	(577.8)
Receipt of dividends from unconsolidated subsidiaries	78.1	9.8	33.9
Payment of dividend	—	—	(25.0)
Redemption of redeemable equity	—	—	(8.9)
Payment to Varietal under ITRA	(78.1)	(9.8)	—
Net cash from financing activities	4.7	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$4.7	$—	$—

(25)	Valuation and Qualifying Accounts
The following table presents changes to our valuation and qualifying accounts:

(in millions)	Beginning balance	Charged to costs and expenses	Deductions(1)	Currency translation	Ending balance
Year ended December 31, 2016:
Reserves on trade accounts receivable	$12.0	$3.0	$(4.1)	$(0.4)	$10.5
Valuation allowances on deferred taxes	102.5	5.0	—	(2.4)	105.1
Year ended December 31, 2015:
Reserves on trade accounts receivable	12.2	3.3	(2.6)	(0.9)	12.0
Valuation allowances on deferred taxes	110.0	3.3	—	(10.8)	102.5
Year ended December 31, 2014:
Reserves on trade accounts receivable	14.8	2.4	(4.2)	(0.8)	12.2
Valuation allowances on deferred taxes	119.3	2.5	—	(11.8)	110.0

(1)	Deductions represent bad debts charged off, net of recoveries.