Form 10-Q
period 2017-03-31
VWR Corp
filed 2017-05-05
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
On April 28, 2017, 131,694,581 shares of common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the quarterly period ended March 31, 2017

i

Glossary of Commonly Used Terms

Description
Company, we, us, our	VWR Corporation and its consolidated subsidiaries
2014 Plan	the VWR Corporation 2014 Equity Incentive Plan
Americas	a segment covering North, Central and South America
AOCI	accumulated other comprehensive income or loss
Annual Report	our Annual Report on Form 10-K filed with the SEC on February 24, 2017
Biopharma	the combination of the pharmaceutical and biotechnology sectors
EMEA-APAC	a segment covering Europe, Middle East, Africa and Asia-Pacific
EURIBOR	the applicable interest rate determined by the Banking Federation of the European Union
FASB	the Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
German, French and UK Plans	the defined benefit plans in Germany, France and the United Kingdom
ITRA	the income tax receivable agreement between us and Varietal
LIBOR	the applicable British Bankers Association London Interbank Offered Rate
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
U.S. Retirement Plan	the defined benefit plan in the United States
Varietal	Varietal Distribution Holdings, LLC, a significant stockholder and affiliate
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

You should understand that the following important factors, in addition to those discussed in our Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	unfavorable political, economic, capital and credit market conditions in the regions where we operate;

•	changes in our customers’ research, development and production and other scientific endeavors;

•	changes to the life science industry adversely affecting our business;

•	increased competition from other companies in our industry or from new companies that may enter our industry, and our ability to increase our market shares in the geographic regions where we operate;

•	our ability to maintain relationships with our customers and suppliers;

•	our ability to consummate and integrate prior and future acquisitions;

•	the international scope of our operations;

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets;

•	existing and increased government regulations to which we and our suppliers are subject;

•	our ability to comply with applicable antitrust or competition laws;

•	increased costs to comply with environmental, health and safety laws and regulations;

•	product liability and other claims in the ordinary course of business;

•	our ability to hire, train and retain executive officers and other key personnel;

•	significant interruptions in the operations of our distribution centers or the operations of our suppliers;

•	failure of our information services and its connectivity to our customers, suppliers and/or certain service providers;

•	our failure to register and in some cases own the existing applications and registrations for our material trademarks or service marks in certain countries where we do business;

•	foreign currency exchange rate fluctuations; and

•	unanticipated increases to our income tax liabilities.
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

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR Corporation and Subsidiaries

VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except per share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$141.5	$168.7
Trade accounts receivable, net of reserves of $10.2 and $10.5	658.7	607.2
Inventories	471.9	483.1
Other current assets	76.4	93.1
Total current assets	1,348.5	1,352.1
Property and equipment, net of accumulated depreciation of $261.9 and $248.9	299.5	253.8
Goodwill	1,924.7	1,844.0
Other intangible assets, net	1,492.3	1,407.8
Other assets	123.5	104.8
Total assets	$5,188.5	$4,962.5
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current portion of debt	$386.5	$250.1
Accounts payable	486.8	476.3
Employee-related liabilities	77.4	79.3
Current amount due to Varietal — ITRA	26.0	27.7
Other current liabilities	168.2	152.7
Total current liabilities	1,144.9	986.1
Debt, net of current portion	1,794.5	1,766.9
Amount due to Varietal — ITRA, net of current portion	31.3	57.3
Deferred income tax liabilities	473.0	477.2
Other liabilities	175.4	159.4
Total liabilities	3,619.1	3,446.9
Commitments and contingencies (Note 8)
Redeemable equity, at redemption value	24.7	21.2
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.7 and 131.6 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,766.3	1,766.0
Retained earnings	193.0	154.5
Accumulated other comprehensive loss	(415.9)	(427.4)
Total stockholders’ equity	1,544.7	1,494.4
Total liabilities, redeemable equity and stockholders’ equity	$5,188.5	$4,962.5

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)

	Three months ended March 31,
(in millions, except per share data)	2017	2016
Net sales	$1,139.1	$1,098.3
Cost of goods sold	819.4	787.7
Gross profit	319.7	310.6
Selling, general and administrative expenses	238.2	230.9
Operating income	81.5	79.7
Interest expense	(18.7)	(19.2)
Other income (expense), net	(0.7)	(0.6)
Income before income taxes	62.1	59.9
Income tax provision	(23.6)	(21.1)
Net income	$38.5	$38.8
Earnings per share:
Basic	$0.29	$0.30
Diluted	0.29	0.29
Weighted average shares outstanding:
Basic	131.6	131.4
Diluted	132.0	131.6

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Net income	$38.5	$38.8
Other comprehensive income:
Foreign currency translation:
Net unrealized gain arising during the period	10.8	44.2
Derivative instruments:
Net unrealized loss arising during the period	(0.4)	(0.8)
Reclassification of net gain into earnings	(0.1)	(0.9)
Defined benefit plans:
Reclassification of net loss into earnings	1.2	0.6
Other comprehensive income	11.5	43.1
Comprehensive income	$50.0	$81.9
VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholders’ Equity (Unaudited)

	Redeemable equity, at redemption value	Stockholders’ equity
		Common stock		Additional paid-in capital	Retained earnings	AOCI	Total
(in millions)		Shares	Par value
Balance at December 31, 2016	$21.2	131.6	$1.3	$1,766.0	$154.5	$(427.4)	$1,494.4
Issuance of common stock	—	0.1	—	1.0	—	—	1.0
Stock-based compensation expense	—	—	—	2.8	—	—	2.8
Reclassifications to state redeemable equity at redemption value	3.5	—	—	(3.5)	—	—	(3.5)
Net income	—	—	—	—	38.5	—	38.5
Other comprehensive income	—	—	—	—	—	11.5	11.5
Balance at March 31, 2017	$24.7	131.7	$1.3	$1,766.3	$193.0	$(415.9)	$1,544.7

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$38.5	$38.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.1	30.8
Deferred income tax (benefit) provision	(5.9)	8.9
Other, net	5.8	5.0
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(41.4)	(32.4)
Inventories	17.3	(12.4)
Accounts payable	3.6	6.9
Other assets and liabilities	14.5	(3.6)
Net cash provided by operating activities	66.5	42.0
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(163.0)	(28.9)
Proceeds from disposition of business, net of cash disposed	6.1	—
Capital expenditures	(13.2)	(14.3)
Net cash used in investing activities	(170.1)	(43.2)
Cash flows from financing activities:
Proceeds from debt	413.2	242.1
Repayment of debt	(296.8)	(175.4)
Payment to Varietal under ITRA	(27.7)	(78.1)
Payment of contingent consideration	(19.0)	(1.8)
Other financing activities	4.8	2.9
Net cash provided by (used in) financing activities	74.5	(10.3)
Effect of exchange rate changes on cash	1.9	4.9
Net decrease in cash and cash equivalents	(27.2)	(6.6)
Cash and cash equivalents at beginning of period	168.7	136.3
Cash and cash equivalents at end of period	$141.5	$129.7
Supplemental disclosures of cash flow information:
Cash paid for interest	$11.3	$15.0
Cash paid for income taxes, net	15.9	10.3

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations and Basis of Presentation
We are a leading global independent provider of product and service solutions to laboratory and production customers with significant market positions in Europe and North America. We offer a broad portfolio of branded and private label laboratory products, a full range of value-added services and custom manufacturing capabilities to meet our customers’ needs. Services represent a growing but currently small portion of our overall net sales.
On May 4, 2017, VWR Corporation (the “Company”), Avantor, Inc. (“Avantor”), a Delaware corporation and a portfolio company of New Mountain Capital, L.L.C. (“New Mountain”), and Vail Acquisition Corp., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Avantor.
At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock outstanding immediately prior to the Effective Time, other than any Appraisal Shares (as defined in the Merger Agreement) and treasury shares, will be converted automatically into the right to receive $33.25 per share in cash without interest (the “Merger Consideration”). The completion of the Merger is subject to approval of the Company’s stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur during the third quarter of 2017.
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
In March 2017, the FASB issued new guidance about the presentation of the components of net periodic pension cost. Under the new guidance, we will be required to classify service cost as SG&A expense, interest cost as interest expense and the other components of net periodic pension cost as other income (expense), net. We are in the process of quantifying the required reclassifications and expect no change to income before income taxes or net income. We will adopt the new guidance retrospectively beginning in the first quarter of 2018.
In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on our consolidated balance sheet as liabilities with corresponding right-of-use assets. The new guidance carries forward a similar method of expense recognition for lessees. The new guidance is effective for us beginning in the first quarter of 2019, with early adoption permitted, and must be adopted using a modified retrospective approach. Although we are continuing to evaluate its impact, we expect that this new guidance will result in a significant increase to the assets and liabilities we present on our consolidated balance sheet.
In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance provides a new model for revenue recognition that supersedes most current guidance and requires more disclosures about revenue including the components of revenue that are communicated to investors. The new guidance is effective for us beginning in the first quarter of 2018 and may be adopted using either a full retrospective or a modified retrospective approach. Although we are continuing to evaluate its impact, we expect that the new recognition model will primarily impact only certain portions of our business, and we expect to provide expanded disclosures and to adopt the new standard using the modified retrospective method.
There were no other new accounting standards that we expect to have a material impact to our financial position or results of operations upon adoption.

(3)	Earnings per Share
The following table presents information about basic and diluted earnings per share:

	Three months ended March 31,
(in millions)	2017	2016
Reconciliation of weighted average shares outstanding:
Basic	131.6	131.4
Dilutive effect of stock-based instruments	0.4	0.2
Diluted	132.0	131.6

Number of anti-dilutive instruments excluded from dilutive effect	4.3	2.9

(4)	Acquisitions
During the three months ended March 31, 2017, we acquired two businesses for $163.0 million, net of cash acquired. In April 2017, we acquired one additional business for approximately $32 million. Except for their effects on investing cash flow and leasing activity (see Note 12), none of these acquisitions, nor their related costs, were material individually or in the aggregate to our results of operations or financial condition.

(5)	Goodwill and Other Intangible Assets, net
The following tables present information about goodwill by segment:

(in millions)	Americas	EMEA-APAC	Total
Balance at December 31, 2016	$1,114.1	$729.9	$1,844.0
Acquisitions	69.6	—	69.6
Currency translation	1.1	10.0	11.1
Balance at March 31, 2017	$1,184.8	$739.9	$1,924.7

	March 31, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated impairment losses	Net carrying amount	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Americas	$1,391.4	$206.6	$1,184.8	$1,320.7	$206.6	$1,114.1
EMEA-APAC	739.9	—	739.9	729.9	—	729.9
Total	$2,131.3	$206.6	$1,924.7	$2,050.6	$206.6	$1,844.0
The following table presents the components of other intangible assets:

	March 31, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,501.4	$674.6	$826.8	$1,413.0	$651.3	$761.7
Other	69.1	22.2	46.9	49.7	20.1	29.6
Amortizable intangible assets	1,570.5	696.8	873.7	1,462.7	671.4	791.3
Indefinite-lived trademarks and tradenames	618.6	—	618.6	616.5	—	616.5
Other intangible assets	$2,189.1	$696.8	$1,492.3	$2,079.2	$671.4	$1,407.8
Amortization expense was $22.2 million and $21.0 million for the three months ended March 31, 2017 and 2016, respectively.
The following table presents estimated future amortization expense at March 31, 2017:

(in millions)
Remainder of 2017	$68.3
2018	89.1
2019	87.5
2020	86.2
2021	82.1
Thereafter	460.5
Total	$873.7

(6)	Debt
The following table presents information about debt:

	March 31, 2017			December 31, 2016
(dollars in millions)	Interest terms	Rate	Amount
Accounts receivable securitization facility	LIBOR plus 1.15%	2.13%	$138.9	$163.9
Senior credit facility:
Multi-currency revolving loan facility	Variable	2.49%	187.0	31.6
Term A loan, net of discount of $4.5 and $4.8	LIBOR plus 1.75%	2.73%	848.6	859.7
Term B loan, net of discount of $4.2 and $4.4	EURIBOR plus 3.00%	3.00%	428.6	423.8
4.625% senior notes, net of discount of $6.7 and $7.0	Fixed rate	4.63%	532.2	524.9
Capital lease obligations			45.7	13.1
Total debt			$2,181.0	$2,017.0
Classification on condensed consolidated balance sheets:
Current portion of debt			$386.5	$250.1
Debt, net of current portion			1,794.5	1,766.9
Total debt			$2,181.0	$2,017.0
Borrowings under the accounts receivable securitization facility and the multi-currency revolving loan facility are included in the current portion of debt because we frequently borrow from and repay them to satisfy short term cash requirements; we are not required to repay those borrowings until maturity of the instruments.
In 2016, we swapped LIBOR for fixed interest rates on a portion of our term A loan. See Note 7.
Interest rates on the senior credit facility include a margin that is based on our net leverage. In the first quarter of 2017, our interest rate decreased by 0.25% due to a reduction in our net leverage. We expect that recent acquisitions will increase our net leverage and cause a return to the prior rates in the second quarter of 2017.
The following table presents availability under credit facilities at March 31, 2017:

(in millions)	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$172.7	$250.0	$422.7
Undrawn letters of credit outstanding	(10.9)	(2.0)	(12.9)
Outstanding borrowings	(138.9)	(187.0)	(325.9)
Unused availability	$22.9	$61.0	$83.9
Current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable. At March 31, 2017, $255.8 million of trade accounts receivable were pledged as collateral under the facility.

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
The following table presents the carrying amounts and fair values of debt instruments:

	March 31, 2017		December 31, 2016
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Accounts receivable securitization facility	$138.9	$138.9	$163.9	$163.9
Senior credit facility:
Multi-currency revolving loan facility	187.0	187.0	31.6	31.6
Term A loan	848.6	852.6	859.7	856.4
Term B loan	428.6	435.9	423.8	431.9
4.625% senior notes	532.2	561.4	524.9	553.9
Capital lease obligations	45.7	45.7	13.1	13.1
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, which are Level 2 measurements.
At March 31, 2017 and December 31, 2016, the amount due to Varietal under the ITRA had carrying amounts of $57.3 million and $85.0 million, respectively, and fair values of $55.6 million and $82.9 million, respectively. The fair values were estimated using a combination of observable and unobservable inputs following an income-based approach, a Level 3 measurement.
Recurring Fair Value Measurements with Significant Unobservable Inputs
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition.
The following table presents changes in contingent consideration liabilities:

(in millions)	Three months ended March 31, 2017
Beginning balance	$34.7
Acquisitions	15.0
Income from changes to estimated fair value	(1.7)
Cash payments	(19.0)
Currency translation	0.1
Ending balance	$29.1

We estimate the fair value of contingent consideration using the average of probability-weighted potential earn-out payments specified in the purchase agreements, a Level 3 measurement, ranging in the aggregate from approximately $0 million to $34 million for all open earn-outs at March 31, 2017. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
Derivative Instruments and Hedging Activities
We engage in hedging activities to manage specific risks according to our strategies, as summarized below, which may change from time to time:

•	Cash flow hedging — We hedge the variable base interest rate of a portion of our term A loan using interest rate swaps to reduce our exposure to changes in variable interest rates;

•
Net investment hedging — We hedge a portion of our net investment in euro-denominated foreign operations using our 4.625% senior notes and a portion of our term B loan to reduce the earnings impact of changes in foreign currency exchange rates;

•
Economic hedge — We experience opposite foreign currency exchange rate effects related to a euro-denominated intercompany loan and the unhedged portion of our term B loan. The currency effects for these non-derivative instruments are recorded through earnings in the period of change and substantially offset one another; and

•
Other hedging activities — Some of our subsidiaries hedge short-term foreign-denominated business transactions and intercompany financing transactions using foreign currency forward contracts. No additional disclosures are provided for these activities because they were not material to our financial statements.

Cash Flow and Net Investment Hedging
We are party to two interest rate swaps designated as cash flow hedges of the variable LIBOR rate on $500.0 million of our term A loan. Those swaps exchange the variable LIBOR rate for an approximately 1% fixed rate and mature on September 28, 2020. These hedges have been and are expected to continue to be fully effective. As a result, changes to the fair value of the interest rate swaps, which otherwise would be recognized in earnings, are deferred to AOCI.
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
The following table presents the balance sheet classification and fair values of these instruments, all of which are Level 2 measurements:

(in millions)	Balance sheet classification	March 31, 2017	December 31, 2016
Cash flow hedging:
Interest rate swaps	Other assets	$12.4	$11.2
Net investment hedging:
Portion of term B loan	Debt, net of current portion	383.6	379.2
4.625% senior notes	Debt, net of current portion	561.4	553.9

The following table presents the net unrealized gain (loss) deferred to AOCI for these instruments:

	Three months ended March 31,
(in millions)	2017	2016
Cash flow hedging:
Interest rate swaps	$0.9	$—
Net investment hedging:
Portion of net investment in foreign operations	11.8	45.8
Portion of term B loan	(6.9)	(19.4)
4.625% senior notes	(4.9)	(26.4)
The following table presents the net loss reclassified from AOCI into earnings for these instruments:

(in millions)	Income statement classification	Three months ended March 31,
		2017	2016
Interest rate swaps	Interest expense	$(0.3)	$—
All of these hedges were fully effective for the periods presented.

(8)	Commitments and Contingencies
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

Employment Agreements
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive officers under these provisions was $11.1 million at March 31, 2017.
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

(9)	Stock-Based Compensation
The following table presents the components of stock-based compensation expense, a component of SG&A expenses:

	Three months ended March 31,
(in millions)	2017	2016
2014 Plan:
Stock options	$2.5	$1.3
Restricted stock units	0.2	—
Other immaterial plans	0.1	0.1
Total	$2.8	$1.4
At March 31, 2017, remaining stock-based compensation expense of $33.5 million and $8.0 million related to unvested stock option awards and restricted stock units, respectively, will be recognized over a weighted average period of 3.1 years and 3.7 years, respectively.
2014 Plan
The 2014 Plan authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At March 31, 2017, 3.6 million shares were available for future issuance. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.

Stock options
The following table presents information about stock options under the 2014 Plan:

	Three months ended March 31, 2017
(options and intrinsic values in millions)	Number of stock options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Outstanding at beginning of period	5.8	$22.80
Granted	1.7	28.26
Exercised	—	21.93
Forfeited	(0.1)	22.96
Outstanding at end of period	7.4	24.05	$30.7	5.6 years
Expected to vest	5.2	24.68	18.3	5.8 years
Exercisable	2.0	22.16	11.9	5.0 years
Granted
In 2017, we granted stock options to management that vest 25% on the first anniversary of the date of grant and 6.25% quarterly thereafter through the fourth anniversary of the date of grant and have a seven-year term.
The following table presents information about the fair value of stock options granted in 2017:

Weighted average grant date fair value	$6.88
Expected stock price volatility	25%
Risk free interest rate	1.71%
Expected dividend rate	nil
Expected life of options	4.6
Vested and Exercised
The total fair value of options vested during the three months ended March 31, 2017 was $5.5 million. Options exercised during the three months ended March 31, 2017 had intrinsic value of $0.2 million, caused us to realize a tax benefit of $0.1 million and resulted in cash contributions of $1.0 million.
Restricted Stock Units
The following table presents information about restricted stock units under the 2014 plan:

	Three months ended March 31, 2017
(units in millions)	Number of units	Weighted average grant date fair value per unit
Nonvested at beginning of period	—	$24.52
Granted	0.3	28.26
Vested	—	24.52
Forfeited	—	28.26
Nonvested at end of period	0.3	28.00

Granted
In 2017, we granted restricted stock units to management that vest 25% annually through the fourth anniversary of the date of grant. The fair value of the restricted stock units is equal to the quoted price of our common stock on the date of grant.

(10)	Restructuring
In the fourth quarter of 2016, we began a restructuring program to achieve additional efficiencies in our operating model and to reduce operating expenses. The program involves selectively realigning personnel, closures of several smaller operations accompanied by consolidation of their operating activities in other business units, and closure or divestiture of certain non-strategic business units. We expect to fully execute the program by early 2018 when operating activity relocations are scheduled to be completed.
The following table presents information about charges under this program, which are included in SG&A expenses:

(in millions)	Three months ended March 31, 2017	March 31, 2017
		Cumulative charges incurred	Expected remaining charges	Total expected charges
Employee severance	$2.8	$15.7	$3.9	$19.6
Facility closure	0.2	0.6	2.6	3.2
Other	2.7	9.7	2.5	12.2
Total	$5.7	$26.0	$9.0	$35.0

Americas	$0.9	$2.7	$0.8	$3.5
EMEA-APAC	4.8	23.3	8.2	31.5
Total	$5.7	$26.0	$9.0	$35.0
Other charges are to write-down the carrying value of net assets of businesses planned for closure or sale under the program.
The following table presents changes to accrued restructuring charges:

(in millions)	Employee severance	Facility closure	Total
Balance at December 31, 2016	$10.7	$0.4	$11.1
Restructuring charges	2.8	0.2	3.0
Cash payments	(3.3)	—	(3.3)
Currency translation	0.1	—	0.1
Balance at March 31, 2017	$10.3	$0.6	$10.9

(11)    Benefit Plans
The following tables present the components of net periodic pension (income) cost:

	U.S. Retirement Plan		German, French and UK Plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2017	2016	2017	2016
Service cost	$1.4	$0.2	$0.4	$0.4
Interest cost	1.6	1.7	1.0	1.2
Expected return on plan assets	(3.5)	(3.3)	(1.2)	(1.2)
Recognized net actuarial loss	—	—	1.0	0.8
Total	$(0.5)	$(1.4)	$1.2	$1.2
During the three months ended March 31, 2017, we made no contributions to the U.S. Retirement Plan and $0.5 million of aggregate contributions to the German, French and UK Plans. For the remainder of 2017, we expect to make no contributions to the U.S. Retirement Plan and aggregate contributions of $3.8 million to the German, French and UK Plans.

(12)	Leases
The following table presents future minimum lease payments for a business we acquired in the first quarter of 2017:

	March 31, 2017
(in millions)	Capital leases	Operating leases
Remainder of 2017	$1.9	$0.4
2018	2.7	0.4
2019	2.7	0.4
2020	2.8	0.4
2021	2.9	0.2
Thereafter	57.3	4.3
Total minimum payments	70.3	$6.1
Imputed interest	37.8
Present value of minimum lease payments	$32.5
Assets under capital leases for that acquisition were $32.5 million with no accumulated depreciation at March 31, 2017. The capital lease assets are recorded in property and equipment, net, and the capital lease obligations are recorded in debt.

(13)	Comprehensive Income or Loss
The following table presents changes in the components of AOCI, net of tax:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2016	$(386.5)	$8.8	$(49.7)	$(427.4)
Net unrealized gain (loss) arising during the period	10.8	(0.4)	—	10.4
Reclassification of net (gain) loss into earnings	—	(0.1)	1.2	1.1
Balance at March 31, 2017	$(375.7)	$8.3	$(48.5)	$(415.9)
The following table presents the reclassification of net (gain) loss from AOCI into earnings:

	Three months ended March 31,
(in millions)	2017	2016
Derivative instruments:
Cost of goods sold	$(0.5)	$(1.1)
Interest expense	0.3	—
Income tax provision	0.1	0.2
Net income	$(0.1)	$(0.9)
Defined benefit plans:
Selling, general and administrative expenses	$1.6	$0.8
Income tax provision	(0.4)	(0.2)
Net income	$1.2	$0.6
The following table presents the income tax effects of the components of comprehensive income or loss:

	Three months ended March 31,
(in millions)	2017	2016
Foreign currency translation:
Net unrealized income tax benefit arising during the period	$4.6	$17.8
Derivative instruments:
Net unrealized income tax (provision) benefit arising during the period	(0.1)	0.4
Reclassification of net income tax provision into earnings	0.1	0.2
Defined benefit plans:
Reclassification of net income tax benefit into earnings	(0.4)	(0.2)

(14)	Related Party Transactions
Due to Varietal — ITRA
We are party to an ITRA with Varietal. The ITRA provides for the payment of most of the cash savings in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to our initial public offering. Varietal will not reimburse us for any payments previously made under the ITRA if such benefits are subsequently disallowed. Madison Dearborn Partners owns a controlling interest in Varietal.
We made a payment under the ITRA of $27.7 million during the three months ended March 31, 2017. At March 31, 2017, the remaining amount due to Varietal under the ITRA was $57.3 million, $26.0 million of which is classified as current and represents our estimate of the payment that will become due in March 2018.
Registration Rights Agreement
We are party to a registration rights agreement with Varietal that could require us to pay securities registration costs in future periods. See Note 8.

(15)	Segment Financial Information
The following table presents segment financial information:

	Three months ended March 31,
(in millions)	2017	2016
Net sales:
Americas	$692.8	$666.7
EMEA-APAC	446.3	431.6
Total	$1,139.1	$1,098.3
Operating income:
Americas	$41.9	$43.4
EMEA-APAC	39.6	36.3
Total	$81.5	$79.7
The amounts above exclude inter-segment activity. All of the net sales for each segment are from external customers. We determined that disclosing net sales for each group of similar customers, products and services would be impracticable.

(16)	Subsequent Events
As previously announced, on May 4, 2017, the Company, Avantor, and Merger Sub entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement, with the Company surviving the Merger as a wholly-owned subsidiary of Avantor.
At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock outstanding immediately prior to the Effective Time, other than any Appraisal Shares (as defined in the Merger Agreement) and treasury shares, will be converted automatically into the right to receive the Merger Consideration. The completion of the Merger is subject to approval of the Company’s stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur during the third quarter of 2017. Each party to the Merger Agreement retains certain financial rights should the Merger Agreement be terminated under certain circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This item should be read with our condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements.” This item also contains forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those forward-looking statements. Refer to “Cautionary Factors Regarding Forward-Looking Statements” for additional information.
Basis of Presentation
Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to explain material changes in our financial condition and results of operations since December 31, 2016, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
We report financial results on the basis of two segments organized by geographic region: the Americas and EMEA-APAC.
Overview
We are a leading global independent provider of product and service solutions to laboratory and production customers with significant market positions in Europe and North America. We offer a broad portfolio of branded and private label laboratory products, a full range of value-added services and custom manufacturing capabilities to meet our customers’ needs. Services represent a growing but currently small portion of our overall net sales.
Our growth strategies include expanding our global strategic relationships, developing complementary new services, expanding our customer and supplier base, implementing best practices across our operations, broadening our offerings to underserved customer segments, executing targeted acquisitions and deploying capital to create stockholder value.
On May 4, 2017, we entered into the Merger Agreement with Avantor and Merger Sub, pursuant to which Merger Sub will merge with and into us on the terms and subject to the conditions set forth in the Merger Agreement. We will survive the Merger as a wholly-owned subsidiary of Avantor.
At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of our common stock outstanding immediately prior to the Effective Time, other than any Appraisal Shares (as defined in the Merger Agreement) and treasury shares, will be converted automatically into the right to receive the Merger Consideration. The completion of the Merger is subject to approval of our stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur during the third quarter of 2017.

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
Cautionary Statement about Non-GAAP Financial Measurements
As previously noted, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that are used by management, and which we believe are useful to investors, as supplemental operational measurements to evaluate our financial performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage investors to review our condensed consolidated financial statements included elsewhere herein and in publicly filed reports in their entirety and not rely solely on any one, single financial measurement or communication.
Reconciliations of our non-GAAP measurements appearing in this report to their most directly comparable GAAP-based financial measurements are included throughout the section entitled “Results of Operations.”

Results of Operations — Comparison of Three Months Ended March 31, 2017 and 2016
Executive Summary

	Three months ended March 31,		Reported change
(dollars in millions, except per share amounts)	2017	2016	Amount	%
Net sales	$1,139.1	$1,098.3	$40.8	3.7%
Organic net sales growth	4.3%
Gross margin	28.1%	28.3%	(20)	basis points
Operating income	$81.5	$79.7	$1.8	2.3%
Operating income margin	7.2%	7.3%	(10)	basis points
Net income	$38.5	$38.8	$(0.3)	(0.8)%
Diluted earnings per share	0.29	0.29	—	—%
Results for the quarter benefited from recent acquisitions but were negatively impacted by a weaker euro and British pound sterling.
Organic net sales grew across all of our customer segments despite a difficult comparison to the strong growth we experienced last year. This reflected solid underlying business trends and the favorable timing of the Easter holiday in our EMEA-APAC segment.
Gross margin decreased 20 basis points primarily due to inventory step-up charges, unfavorable currency effects from cross-border purchasing and product mix.
Operating income and operating income margin were relatively flat, reflecting growth in EMEA-APAC offset by a decrease in the Americas. The growth in EMEA-APAC included a benefit from net sales growth that was partially offset by restructuring charges and unfavorable currency effects from cross-border purchasing. The decrease in the Americas was primarily caused by inventory step-up charges and restructuring costs.
Net income and diluted earnings per share were consistent with last year.

Net Sales and Organic Net Sales Growth

	Three months ended March 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Acquisitions, net of dispositions	Organic net sales growth
(dollars in millions)	2017	2016	Amount	%			Amount	%
Americas	$692.8	$666.7	$26.1	3.9%	$1.8	$12.9	$11.4	1.7%
EMEA-APAC	446.3	431.6	14.7	3.4%	(20.9)	(0.4)	36.0	8.4%
Total	$1,139.1	$1,098.3	$40.8	3.7%	$(19.1)	$12.5	$47.4	4.3%
Net sales increased $40.8 million or 3.7%, up 4.3% on an organic basis.
Americas net sales increased $26.1 million or 3.9%, up 1.7% on an organic basis. From a customer perspective, sales growth was driven by sales to education and industrial customers, each of which grew by mid single-digit rates. Sales to healthcare customers grew by a mid single-digit rate, and sales to government and Biopharma customers grew by low single-digit rates. From a product perspective, sales growth was driven by sales of chemicals, which increased by a high single-digit rate. Sales of other consumables increased by a low single-digit rate, and sales of capital goods decreased by a low single-digit rate, reflecting a difficult comparison to the prior year quarter. Overall, sales in the Americas benefited from acquisitions and efficient pricing.
EMEA-APAC net sales increased $14.7 million or 3.4%, up 8.4% on an organic basis. From a customer perspective, sales growth was driven by sales to Biopharma customers, which grew by a high single-digit rate, and sales to industrial customers, which grew by a double-digit rate. Sales to healthcare and education customers grew by mid single-digit rates, and sales to government customers grew by high single-digit rates. From a product perspective, sales growth was driven by sales of chemicals, which grew by a double-digit rate, and sales of other consumables, which grew by a high single-digit rate. Capital goods grew by a mid single-digit rate. Overall, sales growth in EMEA-APAC benefited from higher volume, partially caused by the Easter holiday which occurred in the first quarter last year and the second quarter this year, but also caused by solid underlying business trends.
Gross Profit and Gross Margin

	Three months ended March 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Gross profit	$319.7	$310.6	$9.1	2.9%	$(6.3)	$15.4	5.0%
Gross margin	28.1%	28.3%	(20)	basis points
Gross profit increased 2.9%, up 5.0% on a constant-currency basis due to net sales growth, which was partially offset by a decline in gross margin. Gross margin was 28.1%, down 20 basis points primarily due to $1.9 million of inventory step-up charges, unfavorable currency effects from cross-border purchasing and product mix.
SG&A Expenses

	Three months ended March 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
SG&A expenses	$238.2	$230.9	$7.3	3.2%	$(4.7)	$12.0	5.2%
% of net sales	20.9%	21.0%	(10)	basis points

SG&A expenses increased $7.3 million or 3.2%, up 5.2% on a constant-currency basis. The increase includes $5.7 million of restructuring charges, incremental expenses related to acquired businesses and higher stock-based compensation expense.
Operating Income

	Three months ended March 31,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Operating income:
Americas	$41.9	$43.4	$(1.5)	(3.5)%	$—	$(1.5)	(3.5)%
EMEA-APAC	39.6	36.3	3.3	9.1%	(1.6)	4.9	13.5%
Total	$81.5	$79.7	$1.8	2.3%	$(1.6)	$3.4	4.3%
Operating income margin:
Americas	6.0%	6.5%	(50)	basis points
EMEA-APAC	8.9%	8.4%	50	basis points
Total	7.2%	7.3%	(10)	basis points
Operating income and operating income margin were relatively flat due to growth in EMEA-APAC that was offset by a decrease in the Americas.
Americas operating income decreased $1.5 million or 3.5%, with operating income margin down 50 basis points. The decrease was primarily caused by inventory step-up charges and restructuring costs, partially offset by savings from our restructuring program.
EMEA-APAC operating income increased $3.3 million or 9.1%, up 13.5% on a constant-currency basis, with operating income margin up 50 basis points. The increase included benefits from our net sales growth and a $1.7 million positive impact from adjustments to contingent consideration for business acquisitions, which were partially offset by $4.8 million of restructuring charges and unfavorable currency effects from cross-border purchasing.
Net Income and Diluted Earnings per Share

	Three months ended March 31,		Reported change
(in millions, except per share amounts)	2017	2016	Amount	%
Operating income	$81.5	$79.7	$1.8	2.3%
Interest expense	(18.7)	(19.2)	0.5	2.6%
Other income (expense), net	(0.7)	(0.6)	(0.1)	n/m
Income tax provision	(23.6)	(21.1)	(2.5)	(11.8)%
Net income	$38.5	$38.8	$(0.3)	(0.8)%

Diluted earnings per share	$0.29	$0.29	$—	—%
Net income was relatively flat, the result of modest growth in opreating income offset by a discrete income tax provision related to certain restructuring charges. Diluted earnings per share of $0.29 was unchanged for the same reasons.

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
Liquidity
At March 31, 2017, we had aggregate unused availability of $83.9 million under our credit facilities as shown in the following table:

(in millions)	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$172.7	$250.0	$422.7
Undrawn letters of credit outstanding	(10.9)	(2.0)	(12.9)
Outstanding borrowings	(138.9)	(187.0)	(325.9)
Unused availability	$22.9	$61.0	$83.9
Availability under these facilities is the most significant source of our liquidity. Daily average borrowings outstanding under these facilities for the three months ended March 31, 2017 was $227.1 million. Our liquidity needs change daily, which causes our unused availability to fluctuate, and current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable. In the first quarter of 2017, we used a significant amount of unused availability to finance business acquisitions.
Historical Cash Flows
The following table presents a summary of historical cash flows:

	Three months ended March 31,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$66.5	$42.0
Investing activities	(170.1)	(43.2)
Financing activities	74.5	(10.3)
Historical Cash Flows — Three Months Ended March 31, 2017
Operating Activities
Net cash provided by operating activities increased $24.5 million or 58.3% due primarily to lower investments in net working capital.

Net cash provided by operating activities included a significant net contribution from earnings, excluding non-cash items such as depreciation and amortization. Changes in trade accounts receivable used cash of $41.4 million due primarily to organic net sales growth. Changes in inventories provided cash of $17.3 million, marking a return to normal inventory levels following our prior expansion of private label products. Changes in other assets and liabilities provided $14.5 million of cash, reflecting first quarter supplier rebate collections and changes to income taxes payable.
Cash paid for interest was $11.3 million, which was consistent with last year except for a small timing difference. Cash paid for income taxes was $15.9 million.
Investing Activities
Net cash used in investing activities was $170.1 million. We paid net cash of $163.0 million to acquire two businesses, up significantly from prior year because we purchased only one smaller business last year. Capital expenditures were $13.2 million and comparable to last year.
Financing Activities
Net cash provided by financing activities was $74.5 million, reflecting additional borrowings under our credit facilities in part to finance business acquisitions, payments of $27.7 million to Varietal under the ITRA and $19.0 million to settle contingent consideration liabilities for business acquisitions. The ITRA payment was $50.4 million less than last year because of a limitation on our use of net operating losses in 2016 following a change in control, while the contingent consideration payments were significantly higher than last year due to the particular size and timing of each earnout.
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
There have been no significant changes to the disclosures about market risk included in our Annual Report.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
Except as set forth below, there have been no significant changes to the risk factors included in our Annual Report.
The Merger is subject to receipt of approval from our stockholders as well as the satisfaction of other conditions, including governmental and regulatory approvals, in the Merger Agreement.
The Merger Agreement contains a number of conditions to complete the Merger, including, among others, (i) the approval of holders of a majority of our issued and outstanding shares of common stock, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any required clearance, consent or approval under applicable foreign antitrust laws having been obtained, (iii) no judgment issued by any governmental entity of competent jurisdiction or law or other legal prohibition preventing or prohibiting the consummation of the Merger being in effect, (iv) consents of the Committee on Foreign Investment in the United States and the Foreign Investment Review Board of Australia having been obtained, (v) the absence of a “material adverse effect” with respect to the Company, (vi) the accuracy of each party’s representations and warranties contained in the Merger Agreement (subject to certain materiality standards set forth in the Merger Agreement) and (vii) each party’s performance of its obligations required under the Merger Agreement in all material respects. There is no assurance that all of the conditions will be satisfied (or waived, if applicable), or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Many of the conditions to complete the Merger are not within either our or Avantor’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could adversely affect our stock price and future business operations and financial results.
If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price, or from our employees, suppliers and customers;

•	we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;

•	we may be required to pay a cash termination fee as required under the Merger Agreement;

•
the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;

•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•	litigation related to the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price.
We are subject to restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.
Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and it also restricts us from taking certain actions with respect to our business and financial affairs, and these restrictions could be in place for an extended period of time if the consummation of the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.
Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention and motivation of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required regulatory approvals to close the Merger. Our suppliers and customers may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business operations and financial results. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
The Merger may be completed on terms different than those contained in the Merger Agreement.
Prior to the completion of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the Merger Consideration to be received by our stockholders or any covenants or agreements with respect to the parties' respective operations pending completion of the Merger. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Merger may be reduced.
Our directors and executive officers have interests in the Merger that may be different from, or in addition to, those of our other stockholders, which could have influenced their decisions to support or approve the Merger.
Our stockholders should recognize that our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally. For our directors, these interests may include the accelerated vesting and payment for certain stock-based incentive awards as a result of the Merger. For our executive officers, these interests may include the acceleration and payment of stock-based incentive awards as a result of the Merger, as well as cash severance payments and benefits that may become payable in connection with the Merger. Our directors and executive officers are also covered by certain indemnification and insurance arrangements. Information concerning the interests of our directors and executive officers in the Merger will be set forth in the definitive proxy statement relating to the Merger when it is filed with the SEC. Such interests and benefits could have influenced the decisions of our directors and executive officers to support or approve the Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Exhibit Index beginning on page E-1 of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR Corporation

Date: May 5, 2017	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith

E-1