Form 10-Q
period 2017-06-30
VWR Corp
filed 2017-07-31
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
On July 24, 2017, 131,835,054 shares of common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the quarterly period ended June 30, 2017

i

Glossary of Commonly Used Terms

Description
Company, we, us, our	VWR Corporation and its consolidated subsidiaries
2014 Plan	the VWR Corporation 2014 Equity Incentive Plan
Americas	a segment covering North, Central and South America
AOCI	accumulated other comprehensive income or loss
Annual Report	our Annual Report on Form 10-K filed with the SEC on February 24, 2017
Avantor	Avantor, Inc., a company with which we agreed to merge
Biopharma	the combination of the pharmaceutical and biotechnology sectors
bps	basis points
EMEA-APAC	a segment covering Europe, Middle East, Africa and Asia-Pacific
EURIBOR	the applicable interest rate determined by the Banking Federation of the European Union
FASB	the Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
German, French and UK Plans	the defined benefit plans in Germany, France and the United Kingdom
ITRA	the income tax receivable agreement between us and Varietal
LIBOR	the applicable British Bankers Association London Interbank Offered Rate
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
U.S. Retirement Plan	the defined benefit plan in the United States
Varietal	Varietal Distribution Holdings, LLC, a significant stockholder and affiliate
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
You should understand that the following important factors, in addition to those discussed in our Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	potential disruption to our business occurring during the period between the announcement of the merger and the closing of the transaction;

•	unfavorable political, economic, capital and credit market conditions in the regions where we operate;

ii

•	changes in our customers’ research, development and production and other scientific endeavors;

•	changes to the life science industry adversely affecting our business;

•	increased competition from other companies in our industry or from new companies that may enter our industry, and our ability to increase our market shares in the geographic regions where we operate;

•	our ability to maintain relationships with our customers and suppliers;

•	our ability to consummate and integrate prior and future acquisitions;

•	the international scope of our operations;

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets;

•	existing and increased government regulations to which we and our suppliers are subject;

•	our ability to comply with applicable antitrust or competition laws;

•	increased costs to comply with environmental, health and safety laws and regulations;

•	product liability and other claims in the ordinary course of business;

•	our ability to hire, train and retain executive officers and other key personnel;

•	significant interruptions in the operations of our distribution centers or the operations of our suppliers;

•	failure of our information services and its connectivity to our customers, suppliers and/or certain service providers;

•	our failure to register and in some cases own the existing applications and registrations for our material trademarks or service marks in certain countries where we do business;

•	foreign currency exchange rate fluctuations;

•	unanticipated increases to our income tax liabilities;

•	failure to obtain regulatory approvals required for the merger to be completed on a timely basis; and

•	the occurrence of specific circumstances that could give rise to the termination of the merger agreement.
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

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR Corporation and Subsidiaries

VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except per share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$112.2	$168.7
Trade accounts receivable, net of reserves of $11.2 and $10.5	677.6	607.2
Inventories	503.1	483.1
Other current assets	82.2	93.1
Total current assets	1,375.1	1,352.1
Property and equipment, net of accumulated depreciation of $281.1 and $248.9	325.5	253.8
Goodwill	2,011.2	1,844.0
Other intangible assets, net	1,492.3	1,407.8
Other assets	124.4	104.8
Total assets	$5,328.5	$4,962.5
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current portion of debt	$387.5	$250.1
Accounts payable	505.7	476.3
Employee-related liabilities	81.7	79.3
Current amount due to Varietal — ITRA	26.0	27.7
Other current liabilities	152.4	152.7
Total current liabilities	1,153.3	986.1
Debt, net of current portion	1,841.3	1,766.9
Amount due to Varietal — ITRA, net of current portion	31.3	57.3
Deferred income tax liabilities	445.0	477.2
Other liabilities	193.3	159.4
Total liabilities	3,664.2	3,446.9
Commitments and contingencies (Note 8)
Redeemable equity, at redemption value	35.3	21.2
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.8 and 131.6 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,762.4	1,766.0
Retained earnings	230.0	154.5
Accumulated other comprehensive loss	(364.7)	(427.4)
Total stockholders’ equity	1,629.0	1,494.4
Total liabilities, redeemable equity and stockholders’ equity	$5,328.5	$4,962.5

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$1,175.3	$1,149.5	$2,314.4	$2,247.8
Cost of goods sold	844.8	826.1	1,664.2	1,613.8
Gross profit	330.5	323.4	650.2	634.0
Selling, general and administrative expenses	249.8	238.8	488.0	469.7
Operating income	80.7	84.6	162.2	164.3
Interest expense	(20.6)	(20.7)	(39.3)	(39.9)
Other income (expense), net	(2.8)	0.1	(3.5)	(0.5)
Income before income taxes	57.3	64.0	119.4	123.9
Income tax provision	(20.3)	(22.2)	(43.9)	(43.3)
Net income	$37.0	$41.8	$75.5	$80.6
Earnings per share:
Basic	$0.28	$0.32	$0.57	$0.61
Diluted	0.28	0.32	0.57	0.61
Weighted average shares outstanding:
Basic	131.7	131.4	131.7	131.4
Diluted	132.6	131.7	132.3	131.6

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$37.0	$41.8	$75.5	$80.6
Other comprehensive income (loss):
Foreign currency translation:
Net unrealized gain (loss) arising during the period	52.7	(21.6)	63.5	22.6
Derivative instruments:
Net unrealized loss arising during the period	(2.1)	(2.3)	(2.5)	(3.1)
Reclassification of net (gain) loss into earnings	(0.2)	0.1	(0.3)	(0.8)
Defined benefit plans:
Reclassification of net loss into earnings	0.8	0.6	2.0	1.2
Other comprehensive income (loss)	51.2	(23.2)	62.7	19.9
Comprehensive income	$88.2	$18.6	$138.2	$100.5
VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholders’ Equity (Unaudited)

	Redeemable equity, at redemption value	Stockholders’ equity
		Common stock		Additional paid-in capital	Retained earnings	AOCI	Total
(in millions)		Shares	Par value
Balance at December 31, 2016	$21.2	131.6	$1.3	$1,766.0	$154.5	$(427.4)	$1,494.4
Issuance of common stock	—	0.2	—	4.3	—	—	4.3
Stock-based compensation expense	—	—	—	6.2	—	—	6.2
Reclassifications to state redeemable equity at redemption value	14.1	—	—	(14.1)	—	—	(14.1)
Net income	—	—	—	—	75.5	—	75.5
Other comprehensive income	—	—	—	—	—	62.7	62.7
Balance at June 30, 2017	$35.3	131.8	$1.3	$1,762.4	$230.0	$(364.7)	$1,629.0

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$75.5	$80.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.2	63.4
Net foreign currency remeasurement loss	4.2	3.8
Deferred income tax (benefit) provision	(24.6)	11.9
Other, net	13.5	7.8
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(34.5)	(40.7)
Inventories	(0.8)	(25.0)
Accounts payable	(5.6)	22.6
Other assets and liabilities	(11.9)	(4.8)
Net cash provided by operating activities	87.0	119.6
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(194.7)	(45.0)
Proceeds from disposition of business, net of cash disposed	6.1	—
Capital expenditures	(25.9)	(29.8)
Net cash used in investing activities	(214.5)	(74.8)
Cash flows from financing activities:
Proceeds from debt	572.8	363.7
Repayment of debt	(478.6)	(354.6)
Payment to Varietal under ITRA	(27.7)	(78.1)
Payment of contingent consideration	(19.1)	(2.5)
Net change in bank overdrafts	12.4	(0.5)
Other financing activities	4.3	1.3
Net cash provided by (used in) financing activities	64.1	(70.7)
Effect of exchange rate changes on cash	6.9	2.5
Net decrease in cash and cash equivalents	(56.5)	(23.4)
Cash and cash equivalents at beginning of period	168.7	136.3
Cash and cash equivalents at end of period	$112.2	$112.9
Supplemental disclosures of cash flow information:
Cash paid for interest	$35.9	$41.7
Cash paid for income taxes, net	53.5	33.5

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
Proposed Merger with Avantor
In May 2017, we entered into an agreement and plan of merger with Avantor pursuant to which each issued and outstanding share of our common stock will be exchanged for $33.25. In July 2017, our stockholders voted to approve and adopt the merger agreement. The completion of the merger is subject to certain regulatory approvals and other customary closing conditions and is expected to occur in the fourth quarter of 2017.
The merger agreement resulted in a number of changes to our commitments and contingencies, and we expect to incur significant costs related to the proposed merger, each as discussed further in Note 8.
Basis of Presentation
We report financial results for two segments organized by geographic region: the Americas and EMEA-APAC.
The condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a separate company from Avantor for the foreseeable future. Specifically:

•	Assets and liabilities have been presented as current or noncurrent, and forward-looking disclosures have been prepared, on the same basis as prior periods; and

•	Significant commitments and contingencies related to the merger, as discussed further in Note 8, have been disclosed but not recognized.
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
In March 2017, the FASB issued new guidance about the presentation of the components of net periodic pension cost. The new guidance would require us to classify service cost as SG&A expense, interest cost as interest expense and the other components of net periodic pension cost as other income (expense), net. We would expect no change to income before income taxes or net income and would adopt the new guidance retrospectively beginning in the first quarter of 2018.
In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases would be recognized on our consolidated balance sheet as liabilities with corresponding right-of-use assets. The new guidance carries forward a similar method of expense recognition for lessees. The new guidance would be effective for us beginning in the first quarter of 2019, with early adoption permitted, and would be adopted using a modified retrospective approach. We would expect this new guidance to result in a significant increase to our assets and liabilities.
In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance provides a new model for revenue recognition that supersedes most current guidance and requires more disclosures about revenue including the components of revenue that are communicated to investors. The new guidance would be effective for us beginning in the first quarter of 2018 and could be adopted using either a full retrospective or a modified retrospective approach. We would expect the new recognition model to primarily impact only certain portions of our business and to result in expanded disclosures. We would adopt the new standard using the modified retrospective method.
There were no other new accounting standards that we would expect to have a material impact to our financial position or results of operations upon adoption.

(3)	Earnings per Share
The following table presents information about basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Reconciliation of weighted average shares outstanding:
Basic	131.7	131.4	131.7	131.4
Dilutive effect of stock-based instruments	0.9	0.3	0.6	0.2
Diluted	132.6	131.7	132.3	131.6

Number of anti-dilutive instruments excluded from dilutive effect	1.8	2.8	3.1	3.7

(4)	Acquisitions
During the six months ended June 30, 2017, we acquired three businesses for $194.7 million, net of cash acquired. Except for their effects on investing cash flow and leasing (see Note 12), none of these acquisitions, nor their related costs, were material individually or in the aggregate to our results of operations or financial condition.

(5)	Goodwill and Other Intangible Assets, net
The following tables present information about goodwill by segment:

(in millions)	Americas	EMEA-APAC	Total
Balance at December 31, 2016	$1,114.1	$729.9	$1,844.0
Acquisitions	88.2	17.1	105.3
Currency translation	3.2	58.7	61.9
Balance at June 30, 2017	$1,205.5	$805.7	$2,011.2

	June 30, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated impairment losses	Net carrying amount	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Americas	$1,412.1	$206.6	$1,205.5	$1,320.7	$206.6	$1,114.1
EMEA-APAC	805.7	—	805.7	729.9	—	729.9
Total	$2,217.8	$206.6	$2,011.2	$2,050.6	$206.6	$1,844.0
The following table presents the components of other intangible assets:

	June 30, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,522.6	$710.6	$812.0	$1,413.0	$651.3	$761.7
Other	71.9	24.9	47.0	49.7	20.1	29.6
Amortizable intangible assets	1,594.5	735.5	859.0	1,462.7	671.4	791.3
Indefinite-lived trademarks and tradenames	633.3	—	633.3	616.5	—	616.5
Other intangible assets	$2,227.8	$735.5	$1,492.3	$2,079.2	$671.4	$1,407.8
Amortization expense was $23.4 million and $21.3 million for the three months ended June 30, 2017 and 2016, respectively, and $45.6 million and $42.3 million for the six months ended June 30, 2017 and 2016, respectively.

The following table presents estimated future amortization expense at June 30, 2017:

(in millions)
Remainder of 2017	$47.3
2018	92.7
2019	91.0
2020	89.6
2021	85.5
Thereafter	452.9
Total	$859.0

(6)	Debt
The following table presents information about debt:

	June 30, 2017			December 31, 2016
(dollars in millions)	Interest terms	Rate	Amount
Accounts receivable securitization facility	LIBOR plus 1.15%	2.37%	$128.9	$163.9
Senior credit facility:
Multi-currency revolving loan facility	Variable	2.87%	192.1	31.6
Term A loan, net of discount of $4.2 and $4.8	LIBOR plus 2.00%	3.23%	837.6	859.7
Term B loan, net of discount of $4.0 and $4.4	EURIBOR plus 3.00%	3.00%	456.3	423.8
4.625% senior notes, net of discount of $6.6 and $7.0	Fixed rate	4.63%	568.3	524.9
Capital lease obligations			45.6	13.1
Total debt			$2,228.8	$2,017.0
Classification on condensed consolidated balance sheets:
Current portion of debt			$387.5	$250.1
Debt, net of current portion			1,841.3	1,766.9
Total debt			$2,228.8	$2,017.0
Borrowings under the accounts receivable securitization facility and the multi-currency revolving loan facility are included in the current portion of debt because we frequently borrow from and repay them to satisfy short term cash requirements; we are not required to repay those borrowings until maturity of the instruments.
Under the proposed merger agreement (see Note 1), we would be required to redeem or repay most of our debt. We may redeem the 4.625% senior notes at 102.3125% plus the present value of interest through April 15, 2018, and we must offer to redeem them at 101% following certain specific types of change of control.
In 2016, we swapped LIBOR for fixed interest rates on a portion of our term A loan. See Note 7.

The following table presents availability under credit facilities at June 30, 2017:

(in millions)	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(10.9)	(1.8)	(12.7)
Outstanding borrowings	(128.9)	(192.1)	(321.0)
Unused availability	$35.2	$56.1	$91.3
Current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable. At June 30, 2017, $263.4 million of trade accounts receivable were pledged as collateral under the facility.

(7)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable, debt, contingent consideration liabilities and an amount due to Varietal under the ITRA. Except for the amount due to Varietal and the contingent consideration liabilities, these financial instruments are held or issued by a number of institutions, which reduces the risk of material non-performance.
Assets and Liabilities for which Fair Value is Only Disclosed
The carrying amount of cash and cash equivalents is the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature and are Level 2 measurements.
The following table presents the carrying amounts and fair values of debt instruments:

	June 30, 2017		December 31, 2016
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Accounts receivable securitization facility	$128.9	$128.9	$163.9	$163.9
Senior credit facility:
Multi-currency revolving loan facility	192.1	192.1	31.6	31.6
Term A loan	837.6	843.3	859.7	856.4
Term B loan	456.3	463.8	423.8	431.9
4.625% senior notes	568.3	600.3	524.9	553.9
Capital lease obligations	45.6	45.6	13.1	13.1
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, which are Level 2 measurements.
At June 30, 2017 and December 31, 2016, the amount due to Varietal under the ITRA had carrying amounts of $57.3 million and $85.0 million, respectively, and fair values of $56.2 million and $82.9 million, respectively. The fair values were estimated using a combination of observable and unobservable inputs following an income-based approach, a Level 3 measurement.

Recurring Fair Value Measurements with Significant Unobservable Inputs
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. See Note 8 for certain developments related to the proposed merger with Avantor.
The following table presents changes in contingent consideration liabilities:

(in millions)	Six months ended June 30, 2017
Beginning balance	$34.7
Acquisitions	21.2
Income from changes to estimated fair value	(0.8)
Cash payments	(19.1)
Currency translation	0.6
Ending balance	$36.6
We estimate the fair value of contingent consideration using the average of probability-weighted potential earn-out payments specified in the purchase agreements, a Level 3 measurement, ranging in the aggregate from approximately $3 million to $45 million for all open earn-outs at June 30, 2017. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
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
The following table presents the balance sheet classification and fair values of these instruments, all of which are Level 2 measurements:

(in millions)	Balance sheet classification	June 30, 2017	December 31, 2016
Cash flow hedging:
Interest rate swaps	Other assets	$10.5	$11.2
Net investment hedging:
Portion of term B loan	Debt, net of current portion	408.2	379.2
4.625% senior notes	Debt, net of current portion	600.3	553.9
The following table presents the net unrealized gain (loss) deferred to AOCI for these instruments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Cash flow hedging:
Interest rate swaps	$(1.9)	$(5.4)	$(1.0)	$(5.4)
Net investment hedging:
Portion of net investment in foreign operations	61.0	(24.7)	72.9	21.1
Portion of term B loan	(25.2)	10.5	(30.2)	(8.9)
4.625% senior notes	(35.8)	14.2	(42.7)	(12.2)
The following table presents the net loss reclassified from AOCI into earnings for these instruments:

(in millions)	Income statement classification	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Interest rate swaps	Interest expense	$—	$(0.4)	$(0.3)	$(0.4)
All of these hedges were fully effective for the periods presented.

(8)	Commitments and Contingencies
Proposed Merger
The merger agreement, as discussed in Note 1, resulted in a number of changes to our commitments and contingencies, summarized as follows:

•	Stock-based compensation — Upon completion of the merger, all of our stock-based awards would be exchanged for cash. See Note 9.

•
Fairness opinion — Upon completion of the merger, we would be required to pay a financial advisor $28.0 million related to its assessment of the fairness of the merger consideration to our stockholders.

•
Associate retention plans — In contemplation of the proposed merger, we adopted two retention plans that authorize us to pay up to $40.0 million to management in exchange for continuing service through May 4, 2018. Under those plans, up to $25.0 million is payable on the earlier of (i) May 4, 2018 or (ii) the date an associate is terminated by us other than for cause, due to death or disability or leaves for good cause, each as defined in the plan and subject to certain changes if the merger is not completed. In the event that U.S. federal excise taxes become due from certain executives, up to an additional $15.0 million is payable to them to keep them in the same position as if no excise tax had applied.

•
Amount due to Varietal under ITRA — Upon completion of the merger, the amount due to Varietal under the ITRA would be $56.2 million, which is less than its carrying amount and would result in a $1.1 million gain. See Note 14.

•
Contingent consideration for business acquisitions — Upon completion of the merger, $15.0 million of previously recognized contingent consideration for a business acquisition would become immediately payable. Other contingent consideration remains payable according to the original terms. See Note 7.

•
Termination clause — The merger agreement provides Avantor and us certain termination rights. If we exercise our right to terminate, we would be required to pay Avantor a termination fee of $85.0 million for acceptance of a superior proposal and $170.0 million for any other reason. Should Avantor exercise its right to terminate, we would be entitled to receive a fee of $300.0 million.

We expect to incur significant costs for these items and other professional costs related to the proposed merger, $10.3 million of which was recognized for the three months ended June 30, 2017. We determined that none of the above items that are contingent upon completion of the proposed merger met the threshold for recognition under GAAP at June 30, 2017. The associate retention plans, which are not contingent on the completion of the merger, are being recognized as expense on a straight-line basis over the requisite service period and are included in the merger-related costs.
Other Matters
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
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive officers under these provisions was $11.2 million at June 30, 2017.

(9)	Stock-Based Compensation
The following table presents the components of stock-based compensation expense, a component of SG&A expenses:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
2014 Plan:
Stock options	$2.8	$2.2	$5.3	$3.5
Restricted stock units	0.6	0.1	0.8	0.1
Other immaterial plans	—	0.1	0.1	0.2
Total	$3.4	$2.4	$6.2	$3.8
At June 30, 2017, remaining stock-based compensation expense of $30.6 million related to stock options would be recognized over a weighted average period of 2.9 years and $7.4 million related to restricted stock units would be recognized over a weighted average period of 3.4 years.
Under the proposed merger agreement (see Note 1), outstanding stock options would be exchanged for the excess of the $33.25 merger price per share over each option’s exercise price, and restricted stock units would be exchanged for the merger price of $33.25 per share.
2014 Plan
The 2014 Plan authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At June 30, 2017, 3.7 million shares were available for future issuance. Under the proposed merger agreement, no award may be issued prior to its completion or termination, and under the 2014 Plan no award may be granted on or after September 9, 2024.
Stock options
The following table presents information about stock options under the 2014 Plan:

	Six months ended June 30, 2017
(options and intrinsic values in millions)	Number of stock options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Outstanding at beginning of period	5.8	$22.80
Granted	1.7	28.26
Exercised	(0.2)	21.94
Forfeited	(0.1)	23.28
Outstanding at end of period	7.2	24.08	$64.5	5.3 years
Expected to vest	4.9	24.83	39.7	5.6 years
Exercisable	2.2	22.27	23.6	4.8 years
In 2017, we granted stock options to management that vest 25% on the first anniversary of the date of grant and 6.25% quarterly thereafter through the fourth anniversary of the date of grant and have a seven-year term.
The following table presents information about the fair value of stock options granted in 2017:

Weighted average grant date fair value	$6.88
Expected stock price volatility	25%
Risk free interest rate	1.71%
Expected dividend rate	nil
Expected life of options	4.6 years
The total fair value of options vested during the six months ended June 30, 2017 was $7.6 million. Options exercised during the six months ended June 30, 2017 had intrinsic value of $1.2 million, caused us to realize a tax benefit of $0.4 million and resulted in cash contributions of $3.0 million.
Restricted Stock Units
The following table presents information about restricted stock units under the 2014 plan:

	Six months ended June 30, 2017
(units in millions)	Number of units	Weighted average grant date fair value per unit
Nonvested at beginning of period	—	$24.52
Granted	0.3	28.26
Vested	—	24.52
Forfeited	—	28.26
Nonvested at end of period	0.3	28.00

In 2017, we granted restricted stock units to management that vest 25% annually through the fourth anniversary of the date of grant. The fair value of the restricted stock units on the date of grant was equal to the quoted price of our common stock on that date.

(10)	Restructuring
In the fourth quarter of 2016, we initiated a restructuring program to achieve additional efficiencies in our operating model and to reduce operating expenses. The program involves selectively realigning personnel, closures of several smaller operations accompanied by consolidation of their operating activities in other business units, and closure or divestiture of certain non-strategic business units. We expect to fully execute the program by early 2018 when operating activity relocations are scheduled to be completed.
The following table presents information about charges under this program, which are included in SG&A expenses:

(in millions)	Three months ended June 30, 2017	Six months ended June 30, 2017	June 30, 2017
			Cumulative charges incurred	Expected remaining charges	Total expected charges
Employee severance	$1.3	$4.1	$17.0	$1.6	$18.6
Facility closure	0.2	0.4	0.8	2.2	3.0
Other	1.2	3.9	10.9	2.5	13.4
Total	$2.7	$8.4	$28.7	$6.3	$35.0

Americas	$0.9	$1.8	$3.6	$0.8	$4.4
EMEA-APAC	1.8	6.6	25.1	5.5	30.6
Total	$2.7	$8.4	$28.7	$6.3	$35.0
Other charges are to write-down the carrying value of net assets of businesses planned for closure or sale under the program and other charges not payable in cash.
The following table presents changes to accrued restructuring charges:

(in millions)	Employee severance	Facility closure	Total
Balance at December 31, 2016	$10.7	$0.4	$11.1
Restructuring charges	4.1	0.4	4.5
Cash payments	(6.1)	(0.1)	(6.2)
Currency translation	0.5	—	0.5
Balance at June 30, 2017	$9.2	$0.7	$9.9

(11)    Benefit Plans
The following tables present the components of net periodic pension (income) cost:

	U.S. Retirement Plan		German, French and UK Plans
	Three months ended June 30,		Three months ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$1.4	$0.2	$0.4	$0.3
Interest cost	1.6	1.7	1.0	1.1
Expected return on plan assets	(3.5)	(3.3)	(1.2)	(1.2)
Recognized net actuarial loss	—	—	1.0	0.8
Net periodic pension (income) cost	$(0.5)	$(1.4)	$1.2	$1.0

	U.S. Retirement Plan		German, French and UK Plans
	Six months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$2.8	$0.4	$0.8	$0.7
Interest cost	3.2	3.4	2.0	2.3
Expected return on plan assets	(7.0)	(6.6)	(2.4)	(2.4)
Recognized net actuarial loss	—	—	1.9	1.7
Total	$(1.0)	$(2.8)	$2.3	$2.3
During the six months ended June 30, 2017, we made no contributions to the U.S. Retirement Plan and $0.9 million of aggregate contributions to the German, French and UK Plans. For the remainder of 2017, we expect to make no contributions to the U.S. Retirement Plan and aggregate contributions of $3.5 million to the German, French and UK Plans.

(12)	Leases
The following table presents future minimum lease payments for a business acquired in the first quarter of 2017:

	June 30, 2017
(in millions)	Capital leases	Operating leases
Remainder of 2017	$1.3	$0.2
2018	2.7	0.4
2019	2.7	0.4
2020	2.8	0.4
2021	2.9	0.2
Thereafter	57.3	4.4
Total minimum payments	69.7	$6.0
Imputed interest	37.2
Present value of minimum lease payments	$32.5
Assets under capital leases for that acquisition were $32.5 million with $0.4 million of accumulated depreciation at June 30, 2017. The capital lease assets are recorded in property and equipment, net, and the capital lease obligations are recorded in debt.

(13)	Comprehensive Income or Loss
The following table presents changes in the components of AOCI, net of tax:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2016	$(386.5)	$8.8	$(49.7)	$(427.4)
Net unrealized gain (loss) arising during the period	63.5	(2.5)	—	61.0
Reclassification of net (gain) loss into earnings	—	(0.3)	2.0	1.7
Balance at June 30, 2017	$(323.0)	$6.0	$(47.7)	$(364.7)
The following table presents the reclassification of net (gain) loss from AOCI into earnings:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Derivative instruments:
Cost of goods sold	$(0.2)	$(0.1)	$(0.7)	$(1.2)
Selling, general and administrative expenses	(0.1)	—	(0.1)	—
Interest expense	—	0.4	0.3	0.4
Income tax provision	0.1	(0.2)	0.2	—
Net income	$(0.2)	$0.1	$(0.3)	$(0.8)
Defined benefit plans:
Selling, general and administrative expenses	$1.2	$0.9	$2.8	$1.7
Income tax provision	(0.4)	(0.3)	(0.8)	(0.5)
Net income	$0.8	$0.6	$2.0	$1.2
The following table presents the income tax effects of the components of comprehensive income or loss:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Foreign currency translation:
Net unrealized income tax benefit (provision) arising during the period	$23.8	$(9.6)	$28.4	$8.2
Derivative instruments:
Net unrealized income tax benefit arising during the period	1.1	1.8	1.0	2.2
Reclassification of net income tax provision (benefit) into earnings	0.1	(0.2)	0.2	—
Defined benefit plans:
Reclassification of net income tax benefit into earnings	(0.4)	(0.3)	(0.8)	(0.5)

(14)	Related Party Transactions
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
We made a payment under the ITRA of $27.7 million during the first quarter of 2017. At June 30, 2017, the remaining amount due to Varietal under the ITRA was $57.3 million, $26.0 million of which is classified as current and represents our estimate of the payment that will become due in March 2018.
In connection with the proposed merger, the ITRA would become immediately payable. See Note 8.

(15)	Segment Financial Information
The following table presents segment financial information:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net sales:
Americas	$726.4	$694.9	$1,419.2	$1,361.6
EMEA-APAC	448.9	454.6	895.2	886.2
Total	$1,175.3	$1,149.5	$2,314.4	$2,247.8
Operating income:
Americas	$42.2	$43.6	$84.1	$87.0
EMEA-APAC	38.5	41.0	78.1	77.3
Total	$80.7	$84.6	$162.2	$164.3
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
Proposed Merger with Avantor
In May 2017, we entered into an agreement and plan of merger with Avantor pursuant to which each issued and outstanding share of our common stock will be exchanged for $33.25. In July 2017, our stockholders voted to approve and adopt the merger agreement. The completion of the merger is subject to certain regulatory approvals and other customary closing conditions and is expected to occur early in the fourth quarter of 2017.
For additional information, refer to the full text of the merger agreement attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2017 and our definitive proxy statement related to the transaction filed with the SEC on June 13, 2017 which was supplemented by a Current Report on Form 8-K filed with the SEC on July 6, 2017.
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
Results of Operations — Comparison of Three and Six Months Ended June 30, 2017 and 2016
Executive Summary

	Three months ended June 30,				Six months ended June 30,
(dollars in millions, except per share amounts)	2017	2016	Change		2017	2016	Change
Net sales	$1,175.3	$1,149.5	$25.8		$2,314.4	$2,247.8	$66.6
Organic net sales growth	2.3%				3.3%
Gross margin	28.1%	28.1%	—		28.1%	28.2%	(10	)bps
Operating income	$80.7	$84.6	$(3.9)		$162.2	$164.3		$(2.1)
Operating income margin	6.9%	7.4%	(50	) bps	7.0%	7.3%	(30	)bps
Net income	$37.0	$41.8	$(4.8)		$75.5	$80.6		$(5.1)
Diluted earnings per share	$0.28	$0.32	$(0.04)		$0.57	$0.61		$(0.04)
Net sales for the three months ended June 30, 2017 benefited from recent acquisitions and organic sales growth but were negatively impacted by a weaker euro and British pound sterling. The organic net sales growth benefited from both higher volume and more efficient pricing. This reflected solid underlying business trends but was negatively impacted by the timing of the Easter holiday in our EMEA-APAC segment. Gross margin was flat compared to the prior year.
Operating income and operating income margin were both lower primarily due to costs for our proposed merger with Avantor and restructuring charges, which were partially offset by higher gross profit from our organic sales growth and recent acquisitions. Net income and diluted earnings per share were also lower, following the trend in operating income.
Results for the six months ended June 30, 2017 were similar to the three-month period except that they were not impacted unfavorably by the timing of the Easter holiday.

Net Sales and Organic Net Sales Growth

	June 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Acquisitions, net of dispositions	Organic net sales growth
(dollars in millions)	2017	2016	Amount	%			Amount	%
Three months ended:
Americas	$726.4	$694.9	$31.5	4.5%	$(1.9)	$18.9	$14.5	2.1%
EMEA-APAC	448.9	454.6	(5.7)	(1.3)%	(16.4)	(1.4)	12.1	2.7%
Total	$1,175.3	$1,149.5	$25.8	2.2%	$(18.3)	$17.5	$26.6	2.3%
Six months ended:
Americas	$1,419.2	$1,361.6	$57.6	4.2%	$(0.1)	$31.8	$25.9	1.9%
EMEA-APAC	895.2	886.2	9.0	1.0%	(37.3)	(1.8)	48.1	5.5%
Total	$2,314.4	$2,247.8	$66.6	3.0%	$(37.4)	$30.0	$74.0	3.3%
Three Months Ended
Net sales increased $25.8 million or 2.2%, up 2.3% on an organic basis.
Americas net sales increased $31.5 million or 4.5%, up 2.1% on an organic basis. Overall, sales in the Americas benefited from acquisitions and efficient pricing. From a customer perspective, sales growth was broad-based, with sales to healthcare, education, industrial and government customers growing by mid single-digit rates and sales to Biopharma customers growing by a low single-digit rate. From a product perspective, sales of capital goods grew by a high single-digit rate, sales of chemicals grew by a mid single-digit rate and sales of other consumables grew by a low single-digit rate.
EMEA-APAC net sales decreased $5.7 million or 1.3%, up 2.7% on an organic basis. Overall, sales decreased because of unfavorable currency translation and the timing of the Easter holiday. From a customer perspective, sales to Biopharma customers grew by a high single-digit rate and sales to industrial customers grew by a low single-digit rate, offset by sales to healthcare customers which declined by a mid single-digit rate, sales to government customers which declined by a low single-digit rate and sales to education customers which decreased by a high single-digit rate. From a product perspective, sales of other consumables and capital goods grew by low single-digit rates while sales of chemicals were somewhat flat. Those unfavorable items were substantially offset by higher volume caused by solid underlying business trends.
Six Months Ended
Net sales increased $66.6 million or 3.0%, up 3.3% on an organic basis.
Americas net sales increased $57.6 million or 4.2%, up 1.9% on an organic basis for reasons similar to the three-month period.
EMEA-APAC net sales increased $9.0 million or 1.0%, up 5.5% on an organic basis. Overall, sales were not impacted by the timing of the Easter holiday and reflected higher volume caused by solid underlying business trends, partially offset by unfavorable currency translation. From a customer perspective, sales to Biopharma customers grew by a high single-digit rate, sales to industrial customers grew by a mid single-digit rate and sales to healthcare and government customers grew by low single-digit rates, while sales to education customers decreased by a low single-digit rate. From a product perspective, sales of capital goods were somewhat flat while sales of chemicals and other consumables grew by a mid single-digit rate.

Gross Profit and Gross Margin

	June 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Three months ended:
Gross profit	$330.5	$323.4	$7.1	2.2%	$(5.6)	$12.7	3.9%
Gross margin	28.1%	28.1%	—
Six months ended:
Gross profit	$650.2	$634.0	$16.2	2.6%	$(11.9)	$28.1	4.4%
Gross margin	28.1%	28.2%	(10)	bps
For the three months ended June 30, 2017, gross profit increased 2.2%, up 3.9% on a constant-currency basis due to net sales growth. Gross margin was 28.1%, flat compared to the prior year, the result of efficient pricing that was offset by unfavorable currency effects from cross-border purchasing of $2.1 million and $0.5 million of purchase accounting adjustment charges.
For the six months ended June 30, 2017, gross profit increased 2.6%, up 4.4% on a constant-currency basis, and gross margin was 28.1%, down 10 basis points compared to the prior year, the result of efficient pricing that was more than offset by by unfavorable currency effects from cross-border purchasing of $3.3 million and purchase accounting adjustment charges of $2.4 million.
SG&A Expenses

	June 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Three months ended:
SG&A expenses	$249.8	$238.8	$11.0	4.6%	$(4.2)	$15.2	6.4%
% of net sales	21.3%	20.8%	50	bps
Six months ended:
SG&A expenses	$488.0	$469.7	$18.3	3.9%	$(8.9)	$27.2	5.8%
% of net sales	21.1%	20.9%	20	bps
For the three months ended June 30, 2017, SG&A expenses increased $11.0 million or 4.6%, up 6.4% on a constant-currency basis. The increase primarily includes $10.3 million of costs related to our proposed merger with Avantor, $2.7 million of restructuring charges and $1.0 million of additional stock-based compensation expense, partially offset by savings from our ongoing restructuring program.
For the six months ended June 30, 2017, SG&A expenses increased $18.3 million or 3.9% , up 5.8% on a constant-currency basis, for reasons similar to the three-month period. We incurred $10.3 million of costs related to our proposed merger with Avantor, $8.4 million of restructuring charges and $2.4 million of additional stock-based compensation expense, partially offset by savings from our ongoing restructuring program.

Operating Income

	June 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Three months ended:
Operating income:
Americas	$42.2	$43.6	$(1.4)	(3.2)%	$(0.1)	$(1.3)	(3.0)%
EMEA-APAC	38.5	41.0	(2.5)	(6.1)%	(1.3)	(1.2)	(2.9)%
Total	$80.7	$84.6	$(3.9)	(4.6)%	$(1.4)	$(2.5)	(3.0)%
Operating income margin:
Americas	5.8%	6.3%	(50)	bps
EMEA-APAC	8.6%	9.0%	(40)	bps
Total	6.9%	7.4%	(50)	bps
Six months ended:
Operating income:
Americas	$84.1	$87.0	$(2.9)	(3.3)%	$(0.1)	$(2.8)	(3.2)%
EMEA-APAC	78.1	77.3	0.8	1.0%	(2.9)	3.7	4.8%
Total	$162.2	$164.3	$(2.1)	(1.3)%	$(3.0)	$0.9	0.5%
Operating income margin:
Americas	5.9%	6.4%	(50)	bps
EMEA-APAC	8.7%	8.7%	—
Total	7.0%	7.3%	(30)	bps
Three Months Ended
Operating income and operating income margin were both lower primarily due to costs related to our proposed merger with Avantor and restructuring charges, which were partially offset by higher gross profit from our organic sales growth and recent acquisitions.
Americas operating income decreased $1.4 million or 3.2%, with operating income margin down 50 basis points. The decrease was primarily caused by $9.0 million of costs related to our proposed merger with Avantor and $2.5 million of expense from remeasuring contingent consideration, which was substantially offset by gross margin from organic revenue growth and acquisitions.
EMEA-APAC operating income decreased $2.5 million or 6.1%, down 2.9% on a constant-currency basis, with operating income margin down 40 basis points. The decrease included $1.8 million of restructuring charges and $1.3 million of costs related to our proposed merger with Avantor, partially offset by $1.6 million of income from remeasuring contingent consideration.
Six Months Ended
Operating income decreased $2.1 million or 1.3%, up 0.5% on a constant-currency basis for reasons similar to the three-month period.

Net Income and Diluted Earnings per Share

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share amounts)	2017	2016	Change	2017	2016	Amount
Operating income	$80.7	$84.6	$(3.9)	$162.2	$164.3	$(2.1)
Interest expense	(20.6)	(20.7)	0.1	(39.3)	(39.9)	0.6
Other income (expense), net	(2.8)	0.1	(2.9)	(3.5)	(0.5)	(3.0)
Income tax provision	(20.3)	(22.2)	1.9	(43.9)	(43.3)	(0.6)
Net income	$37.0	$41.8	$(4.8)	$75.5	$80.6	$(5.1)

Diluted earnings per share	$0.28	$0.32	$(0.04)	$0.57	$0.61	$(0.04)
For the three months ended June 30, 2017, net income was $37.0 million, down $4.8 million from lower operating income, partially offset by a lower tax provision, as well as some volatility associated with the remeasurement of our foreign-denominated debt. Diluted earnings per share was $0.28, down $0.04 for the same reasons.
For the six months ended June 30, 2017, net income was $75.5 million, down $5.1 million for reasons similar to the three-month period.
Liquidity and Capital Resources
We fund short-term cash requirements primarily from operating cash flows and unused availability under our credit facilities. Most of our cash resides outside of the United States, which we do not intend to repatriate. Most of our long-term financing is from debt.
As previously mentioned, in May 2017 we entered into an agreement and plan of merger with Avantor. Should the merger be completed, all of our outstanding debt obligations, except those related to capital leases, will be repaid. The completion of the merger is subject to certain regulatory approvals and other customary closing conditions and is expected to occur early in the fourth quarter of 2017.
Notwithstanding the completion of the proposed merger, we believe that cash generated from operations, together with available borrowings under our credit facilities, would be adequate to meet our current and expected needs for cash prior to the maturity of our debt, although no assurance can be given in this regard.
Liquidity
At June 30, 2017, we had aggregate unused availability of $91.3 million under our credit facilities as shown in the following table:

(in millions)	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(10.9)	(1.8)	(12.7)
Outstanding borrowings	(128.9)	(192.1)	(321.0)
Unused availability	$35.2	$56.1	$91.3

Availability under these facilities is the most significant source of our liquidity. Daily average borrowings outstanding under these facilities for the three and six months ended June 30, 2017 was $359.5 million and $293.5 million, respectively. Our liquidity needs change daily, which causes our unused availability to fluctuate, and current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable. During the first half of 2017, we used a significant amount of unused availability to finance business acquisitions.
Historical Cash Flows
The following table presents a summary of historical cash flows:

	Six months ended June 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$87.0	$119.6
Investing activities	(214.5)	(74.8)
Financing activities	64.1	(70.7)
Historical Cash Flows — Six Months Ended June 30, 2017
Operating Activities
Net cash provided by operating activities decreased $32.6 million due primarily to an increase to cash paid for taxes as well as increases to cash paid for customer rebates, incentive compensation and restructuring. Those expenditures were partially offset by cash-based earnings growth.
Cash paid for income taxes was $53.5 million, up $20.0 million due to a greater limitation on our use of net operating losses in 2017 following a change in control that occurred in the second quarter of 2016. Cash paid for interest was $35.9 million, which was consistent with last year except for a small timing difference.
Net cash provided by operating activities included a significant net contribution from earnings, excluding non-cash items such as depreciation, amortization and deferred taxes. Changes in trade accounts receivable used cash of $34.5 million due primarily to organic net sales growth. Changes in inventories were relatively flat. Changes in accounts payable used cash of $5.6 million. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with accounts payable from period to period. Changes in other assets and liabilities used cash of $11.9 million, primarily reflecting net cash outflows under customer and supplier rebate programs.
Investing Activities
Net cash used in investing activities was $214.5 million. We paid net cash of $194.7 million to acquire three businesses, up significantly from the same period last year when we purchased two smaller businesses. Capital expenditures were $25.9 million and comparable to last year.
Financing Activities
Net cash provided by financing activities was $64.1 million, reflecting additional borrowings under our credit facilities, in part to finance business acquisitions, and $12.4 million provided by bank overdrafts, caused by timing of disbursements. We also paid $27.7 million to Varietal under the ITRA and $19.1 million to settle contingent consideration liabilities for business acquisitions. The ITRA payment was $50.4 million less than last year because of a limitation on our use of net operating losses in 2016 following a change in control, while the contingent consideration payments were significantly higher than last year due to the particular size and timing of each earnout.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The Merger is subject to the satisfaction of various conditions, including governmental and regulatory approvals, in the Merger Agreement.
The Merger Agreement contains a number of conditions to complete the Merger, including, among others, (i) the approval of holders of a majority of our issued and outstanding shares of common stock, which occurred in July 2017, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any required clearance, consent or approval under applicable foreign antitrust laws having been obtained, (iii) no judgment issued by any governmental entity of competent jurisdiction or law or other legal prohibition preventing or prohibiting the consummation of the Merger being in effect, (iv) consents of the Committee on Foreign Investment in the United States and the Foreign Investment Review Board of Australia having been obtained, (v) the absence of a “material adverse effect” with respect to the Company, (vi) the accuracy of each party’s representations and warranties contained in the Merger Agreement (subject to certain materiality standards set forth in the Merger Agreement) and (vii) each party’s performance of its obligations required under the Merger Agreement in all material respects. There is no assurance that all of the conditions will be satisfied (or waived, if applicable), or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Many of the conditions to complete the Merger are not within either our or Avantor’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
Failure to complete the Merger could adversely affect our stock price and future business operations and financial results.
If the Merger is not completed for any reason, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

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

•	litigation related to the Merger or related to any enforcement proceeding could be commenced against us to perform our obligations under the Merger Agreement.
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
Prior to the completion of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, which could obligate us to resolicit our stockholders. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Merger may be reduced.

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

VWR Corporation

Date: July 31, 2017	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Method of Filing
2.1	Agreement and Plan of Merger	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on May 5, 2017
10.1	Voting and Support Agreement	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on May 5, 2017
10.2	Executive Retention Program	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on June 1, 2017
10.3	Retention Program	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on June 1, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith

E-1