Form 10-Q
period 2017-09-30
VWR Corp
filed 2017-11-07
CIK 1412232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
On October 31, 2017, 131,869,634 shares of common stock, $0.01 par value per share, were outstanding.

VWR Corporation and Subsidiaries
Form 10-Q
For the quarterly period ended September 30, 2017

i

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
You should understand that the following important factors, in addition to those discussed in our Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	potential disruption to our business occurring during the period between the announcement of the pending merger with Avantor and the closing of the transaction;

•	unfavorable political, economic, capital and credit market conditions in the regions where we operate;

ii

•	changes in our customers’ research, development and production and other scientific endeavors;

•	changes to the life science industry adversely affecting our business;

•	increased competition from other companies in our industry or from new companies that may enter our industry, and our ability to increase our market shares in the geographic regions where we operate;

•	our ability to maintain relationships with our customers and suppliers;

•	our ability to consummate and integrate prior and future acquisitions;

•	the international scope of our operations;

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets;

•	existing and increased government regulations to which we and our suppliers are subject;

•	our ability to comply with applicable antitrust or competition laws;

•	increased costs to comply with environmental, health and safety laws and regulations;

•	product liability and other claims in the ordinary course of business;

•	our ability to hire, train and retain executive officers and other key personnel;

•	significant interruptions in the operations of our distribution centers or the operations of our suppliers;

•	failure of our information services and its connectivity to our customers, suppliers and/or certain service providers;

•	our failure to register and in some cases own the existing applications and registrations for our material trademarks or service marks in certain countries where we do business;

•	foreign currency exchange rate fluctuations;

•	unanticipated increases to our income tax liabilities;

•	failure to obtain regulatory approvals required for the pending merger with Avantor to be completed on a timely basis; and

•	the occurrence of specific circumstances that could give rise to the termination of the merger agreement with Avantor.
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

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR Corporation and Subsidiaries

VWR Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except per share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$120.3	$168.7
Trade accounts receivable, net of reserves of $11.8 and $10.5	691.1	607.2
Inventories	522.2	483.1
Other current assets	90.1	93.1
Total current assets	1,423.7	1,352.1
Property and equipment, net of accumulated depreciation of $295.1 and $248.9	333.0	253.8
Goodwill	2,044.8	1,844.0
Other intangible assets, net	1,488.0	1,407.8
Other assets	119.6	104.8
Total assets	$5,409.1	$4,962.5
Liabilities, Redeemable Equity and Stockholders’ Equity
Current liabilities:
Current portion of debt	$320.2	$250.1
Accounts payable	513.0	476.3
Employee-related liabilities	112.7	79.3
Current amount due to Varietal — ITRA	26.0	27.7
Other current liabilities	163.6	152.7
Total current liabilities	1,135.5	986.1
Debt, net of current portion	1,859.8	1,766.9
Amount due to Varietal — ITRA, net of current portion	31.3	57.3
Deferred income tax liabilities	429.0	477.2
Other liabilities	205.3	159.4
Total liabilities	3,660.9	3,446.9
Commitments and contingencies (Note 8)
Redeemable equity, at redemption value	36.2	21.2
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 750.0 shares authorized, 131.9 and 131.6 shares issued and outstanding	1.3	1.3
Additional paid-in capital	1,765.7	1,766.0
Retained earnings	279.1	154.5
Accumulated other comprehensive loss	(334.1)	(427.4)
Total stockholders’ equity	1,712.0	1,494.4
Total liabilities, redeemable equity and stockholders’ equity	$5,409.1	$4,962.5

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$1,195.2	$1,136.1	$3,509.6	$3,383.9
Cost of goods sold	860.6	822.6	2,524.8	2,436.4
Gross profit	334.6	313.5	984.8	947.5
Selling, general and administrative expenses	251.5	230.3	739.5	700.0
Operating income	83.1	83.2	245.3	247.5
Interest expense	(21.8)	(20.6)	(61.1)	(60.5)
Other income (expense), net	8.3	(0.4)	4.8	(0.9)
Income before income taxes	69.6	62.2	189.0	186.1
Income tax provision	(20.5)	(21.6)	(64.4)	(64.9)
Net income	$49.1	$40.6	$124.6	$121.2
Earnings per share:
Basic	$0.37	$0.31	$0.95	$0.92
Diluted	0.37	0.31	0.94	0.92
Weighted average shares outstanding:
Basic	131.8	131.5	131.7	131.4
Diluted	133.1	131.9	132.6	131.7

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$49.1	$40.6	$124.6	$121.2
Other comprehensive income:
Foreign currency translation:
Net unrealized gain arising during the period	36.3	4.7	99.8	27.3
Derivative instruments:
Net unrealized (loss) gain arising during the period	(0.8)	2.9	(3.3)	(0.2)
Reclassification of net gain into earnings	(5.6)	(0.5)	(5.9)	(1.3)
Defined benefit plans:
Reclassification of net loss into earnings	0.7	0.3	2.7	1.5
Other comprehensive income	30.6	7.4	93.3	27.3
Comprehensive income	$79.7	$48.0	$217.9	$148.5
VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Redeemable Equity and Stockholders’ Equity (Unaudited)

	Redeemable equity, at redemption value	Stockholders’ equity
		Common stock		Additional paid-in capital	Retained earnings	AOCI	Total
(in millions)		Shares	Par value
Balance at December 31, 2016	$21.2	131.6	$1.3	$1,766.0	$154.5	$(427.4)	$1,494.4
Issuance of common stock	—	0.3	—	5.0	—	—	5.0
Stock-based compensation expense	—	—	—	9.7	—	—	9.7
Reclassifications to state redeemable equity at redemption value	15.0	—	—	(15.0)	—	—	(15.0)
Net income	—	—	—	—	124.6	—	124.6
Other comprehensive income	—	—	—	—	—	93.3	93.3
Balance at September 30, 2017	$36.2	131.9	$1.3	$1,765.7	$279.1	$(334.1)	$1,712.0

See accompanying notes to the condensed consolidated financial statements.

VWR Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$124.6	$121.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108.8	96.5
Deferred income tax (benefit) provision	(27.5)	15.9
Stock-based compensation expense	9.7	6.1
Other, net	0.9	8.5
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(38.4)	(29.8)
Inventories	(12.3)	(30.0)
Accounts payable	5.9	(34.4)
Other assets and liabilities	30.6	32.1
Net cash provided by operating activities	202.3	186.1
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(197.3)	(60.8)
Capital expenditures	(43.0)	(45.5)
Other investing activities	6.1	—
Net cash used in investing activities	(234.2)	(106.3)
Cash flows from financing activities:
Proceeds from debt	714.2	483.7
Repayment of debt	(708.6)	(497.1)
Payment to Varietal under ITRA	(27.7)	(78.1)
Payment of contingent consideration	(21.4)	(4.2)
Net change in bank overdrafts	0.9	16.2
Proceeds from settlement of interest rate swaps	9.7	—
Other financing activities	5.0	1.3
Net cash used in financing activities	(27.9)	(78.2)
Effect of exchange rate changes on cash	11.4	3.8
Net (decrease) increase in cash and cash equivalents	(48.4)	5.4
Cash and cash equivalents at beginning of period	168.7	136.3
Cash and cash equivalents at end of period	$120.3	$141.7
Supplemental disclosures of cash flow information:
Cash paid for interest	$50.9	$54.7
Cash paid for income taxes, net	64.3	51.5

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
Pending Merger with Avantor
In May 2017, we entered into an agreement and plan of merger with Avantor pursuant to which each issued and outstanding share of our common stock will be exchanged for $33.25. In July 2017, our stockholders voted to approve and adopt the merger agreement. The completion of the merger is subject to certain regulatory approvals and other customary closing conditions and is expected to occur in mid to late fourth quarter of 2017.
The merger agreement resulted in a number of changes to our commitments and contingencies, and we expect to incur significant costs related to the pending merger, each as discussed further in Note 8.
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
In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance provides a new model for revenue recognition that supersedes most current guidance and requires more disclosures about revenue including the components of revenue that are communicated to investors. The new guidance would be effective for us beginning in the first quarter of 2018 and could be adopted using either a full retrospective or a modified retrospective approach. We would expect the new recognition model to primarily impact only certain portions of our business and to result in expanded disclosures. We would not expect a material change to our results upon adoption; however, our evaluation is not yet complete. As part of the adoption we would evaluate the need for any changes to our internal control over financial reporting. We would adopt the new standard using the modified retrospective method.
There were no other new accounting standards that we would expect to have a material impact to our financial position or results of operations upon adoption.

(3)	Earnings per Share
The following table presents information about basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Reconciliation of weighted average shares outstanding:
Basic	131.8	131.5	131.7	131.4
Dilutive effect of stock-based instruments	1.3	0.4	0.9	0.3
Diluted	133.1	131.9	132.6	131.7

Number of anti-dilutive instruments excluded from dilutive effect	1.4	2.1	3.1	3.9

(4)	Acquisitions
During the nine months ended September 30, 2017, we acquired three businesses for $197.3 million, net of cash acquired. Except for their effects on investing cash flow and leasing (see Note 12), none of these acquisitions, nor their related costs, were material individually or in the aggregate to our results of operations or financial condition.

(5)	Goodwill and Other Intangible Assets, net
The following tables present information about goodwill by segment:

(in millions)	Americas	EMEA-APAC	Total
Balance at December 31, 2016	$1,114.1	$729.9	$1,844.0
Acquisitions	88.5	18.9	107.4
Currency translation	7.0	86.4	93.4
Balance at September 30, 2017	$1,209.6	$835.2	$2,044.8

	September 30, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated impairment losses	Net carrying amount	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Americas	$1,416.2	$206.6	$1,209.6	$1,320.7	$206.6	$1,114.1
EMEA-APAC	835.2	—	835.2	729.9	—	729.9
Total	$2,251.4	$206.6	$2,044.8	$2,050.6	$206.6	$1,844.0
The following table presents the components of other intangible assets:

	September 30, 2017			December 31, 2016
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,541.2	$741.7	$799.5	$1,413.0	$651.3	$761.7
Other	73.3	27.7	45.6	49.7	20.1	29.6
Amortizable intangible assets	1,614.5	769.4	845.1	1,462.7	671.4	791.3
Indefinite-lived trademarks and tradenames	642.9	—	642.9	616.5	—	616.5
Other intangible assets	$2,257.4	$769.4	$1,488.0	$2,079.2	$671.4	$1,407.8
Amortization expense was $23.9 million and $21.4 million for the three months ended September 30, 2017 and 2016, respectively, and $69.5 million and $63.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents estimated future amortization expense at September 30, 2017:

(in millions)
Remainder of 2017	$23.9
2018	93.8
2019	92.1
2020	90.7
2021	86.5
Thereafter	458.1
Total	$845.1

(6)	Debt
The following table presents information about debt:

	September 30, 2017			December 31, 2016
(dollars in millions)	Interest terms	Rate	Amount
Accounts receivable securitization facility	LIBOR plus 1.15%	2.38%	$163.9	$163.9
Senior credit facility:
Multi-currency revolving loan facility	Variable	3.36%	83.7	31.6
Term A loan, net of discount of $3.9 and $4.8	LIBOR plus 2.00%	3.24%	826.6	859.7
Term B loan, net of discount of $3.8 and $4.4	EURIBOR plus 3.00%	3.00%	471.6	423.8
4.625% senior notes, net of discount of $6.3 and $7.0	Fixed rate	4.63%	588.6	524.9
Capital lease obligations			45.6	13.1
Total debt			$2,180.0	$2,017.0
Classification on condensed consolidated balance sheets:
Current portion of debt			$320.2	$250.1
Debt, net of current portion			1,859.8	1,766.9
Total debt			$2,180.0	$2,017.0
Borrowings under the accounts receivable securitization facility and the multi-currency revolving loan facility are included in the current portion of debt because we frequently borrow from and repay them to satisfy short term cash requirements; we are not required to repay those borrowings until maturity of the instruments.
Under the pending merger agreement (see Note 1), we would be required to redeem or repay most of our debt. We may redeem the 4.625% senior notes at 102.3125% plus the present value of interest through April 15, 2018, and we must offer to redeem them at 101% following certain specific types of change of control.
In 2016, we entered into a contract to swap LIBOR for fixed interest rates on a portion of our term A loan, and in September 2017, we settled that contract. See Note 7.

The following table presents availability under credit facilities at September 30, 2017:

(in millions)	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(10.9)	(1.8)	(12.7)
Outstanding borrowings	(163.9)	(83.7)	(247.6)
Unused availability	$0.2	$164.5	$164.7
Current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable. At September 30, 2017, $268.2 million of trade accounts receivable were pledged as collateral under the facility.

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
The following table presents the carrying amounts and fair values of debt instruments:

	September 30, 2017		December 31, 2016
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Accounts receivable securitization facility	$163.9	$163.9	$163.9	$163.9
Senior credit facility:
Multi-currency revolving loan facility	83.7	83.7	31.6	31.6
Term A loan	826.6	830.5	859.7	856.4
Term B loan	471.6	475.4	423.8	431.9
4.625% senior notes	588.6	622.1	524.9	553.9
Capital lease obligations	45.6	45.6	13.1	13.1
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, which are Level 2 measurements.
At September 30, 2017 and December 31, 2016, the amount due to Varietal under the ITRA had carrying amounts of $57.3 million and $85.0 million, respectively, and fair values of $56.2 million and $82.9 million, respectively. The fair values were estimated using a combination of observable and unobservable inputs following an income-based approach, a Level 3 measurement.

Recurring Fair Value Measurements with Significant Unobservable Inputs
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. See Note 8 for certain developments related to the pending merger with Avantor.
The following table presents changes in contingent consideration liabilities:

(in millions)	Nine months ended September 30, 2017
Beginning balance	$34.7
Acquisitions	22.1
Income from changes to estimated fair value	(0.8)
Cash payments	(26.2)
Currency translation	0.9
Ending balance	$30.7
We estimate the fair value of contingent consideration using the average of probability-weighted potential earn-out payments specified in the purchase agreements, a Level 3 measurement, ranging in the aggregate from approximately $0 million to $37 million for all open earn-outs at September 30, 2017. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
Derivative Instruments and Hedging Activities
We engage in hedging activities to manage specific risks according to our strategies, as summarized below, which may change from time to time:

•
Cash flow hedging — Until September 2017, we hedged the variable base interest rate of a portion of our term A loan using interest rate swaps to reduce our exposure to changes in variable interest rates;

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

Cash Flow and Net Investment Hedging
Until September 2017, we were party to two interest rate swaps designated as cash flow hedges of the variable LIBOR rate on $500.0 million of our term A loan. Those swaps exchanged the variable LIBOR rate for an approximately 1% fixed rate and would have matured on September 28, 2020. Those hedges were fully effective.

As a result, changes to the fair value of the interest rate swaps, which otherwise would have been recognized in earnings, were deferred to AOCI. In September 2017, we discontinued hedge accounting, settled the interest rate swaps and received $9.7 million which we classified as a financing cash inflow. We determined that the hedged future interest payments were no longer probable of occurring because the term A loan will be repaid in connection with the merger, so we reclassified all of the related AOCI into non-operating income (see Note 13).
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
The following table presents the balance sheet classification and fair values of these instruments, all of which are Level 2 measurements:

(in millions)	Balance sheet classification	September 30, 2017	December 31, 2016
Cash flow hedging:
Interest rate swaps	Other assets	$—	$11.2
Net investment hedging:
Portion of term B loan	Debt, net of current portion	418.4	379.2
4.625% senior notes	Debt, net of current portion	622.1	553.9
The following table presents the net unrealized gain (loss) deferred to AOCI for these instruments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Cash flow hedging:
Interest rate swaps	$(0.6)	$2.5	$(1.6)	$(2.9)
Net investment hedging:
Portion of net investment in foreign operations	34.3	12.6	107.2	33.7
Portion of term B loan	(14.3)	(5.6)	(44.5)	(14.5)
4.625% senior notes	(20.0)	(7.0)	(62.7)	(19.2)
The following table presents the net gain (loss) reclassified from AOCI into earnings for these instruments:

(in millions)	Income statement classification	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Interest rate swaps	Interest expense	$0.2	$(0.5)	$(0.1)	$(0.9)
	Other income (expense), net	9.7	—	9.7	—
All of these hedges were fully effective for the periods presented.

(8)	Commitments and Contingencies
Pending Merger
The merger agreement, as discussed in Note 1, resulted in a number of changes to our commitments and contingencies, summarized as follows:

•	Stock-based compensation — Upon completion of the merger, all of our stock-based awards would be exchanged for cash. See Note 9.

•
Merger costs — Upon completion of the merger, we would be required to pay a financial advisor approximately $28 million related to its assessment of the fairness of the merger consideration to our stockholders. We estimate that we will incur other professional costs ranging from $5 to $12 million.

•
Associate retention plans — In contemplation of the pending merger, we adopted two retention plans that authorize us to pay up to $40.0 million to management in exchange for continuing service through May 4, 2018. Under those plans, up to $25.0 million is payable on the earlier of (i) May 4, 2018 or (ii) the date an associate is terminated by us other than for cause, due to death or disability or leaves for good reason, each as defined in the plan and subject to certain changes if the merger is not completed. In the event that U.S. federal excise taxes become due from certain executives, up to an additional $15.0 million is payable to them to keep them in the same position as if no excise tax had applied.

•
Amount due to Varietal under ITRA — Upon completion of the merger, the amount due to Varietal under the ITRA would be $56.2 million, which is less than its carrying amount and would result in a $1.1 million gain. See Note 15.

•
Contingent consideration for business acquisitions — Upon completion of the merger, $15.0 million of previously recognized contingent consideration for a business acquisition would become immediately payable. Other contingent consideration remains payable according to the original terms. See Note 7.

•
Termination clause — The merger agreement provides Avantor and us certain termination rights. We would be required to pay Avantor a termination fee of $85.0 million for the acceptance of a takeover proposal and $170.0 million for acceptance of a superior proposal or the occurrence of an adverse recommendation. We would be entitled to receive a fee of $300.0 million from Avantor for certain actions taken by regulators or certain failures of Avantor to satisfy conditions of the merger agreement.

We expect to incur significant costs for these items and other professional costs related to the pending merger, $8.1 million and $18.4 million of which was recognized for the three and nine months ended September 30, 2017, respectively. We determined that none of the above items that are contingent upon completion of the pending merger met the threshold for recognition under GAAP at September 30, 2017. The associate retention plans, which are not contingent on the completion of the merger, are being recognized as expense on a straight-line basis over the requisite service period and are included in the merger-related costs. The other professional costs have been accrued at our current best estimate of $5.0 million and are included in the merger-related costs.
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
The employment agreements with our executive officers include provisions for the payment of severance and continuing health benefits following termination without cause or resignation for good reason, as those terms are defined in the employment agreements. The aggregate of potential payments for all executive officers under these provisions was $11.2 million at September 30, 2017.

(9)	Stock-Based Compensation
The following table presents detail about stock-based compensation expense, a component of SG&A expenses:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
2014 Plan:
Stock options	$2.9	$2.2	$8.2	$5.7
Restricted stock units	0.6	0.1	1.4	0.2
Other immaterial plans	—	—	0.1	0.2
Total	$3.5	$2.3	$9.7	$6.1
At September 30, 2017, remaining stock-based compensation expense of $27.9 million related to stock options would be recognized over a weighted average period of 2.6 years and $6.9 million related to restricted stock units would be recognized over a weighted average period of 3.2 years.
Under the pending merger agreement (see Note 1), outstanding stock options would be exchanged for the excess of the $33.25 merger price per share over each option’s exercise price, and restricted stock units would be exchanged for the merger price of $33.25 per share.

2014 Plan
The 2014 Plan authorized up to 11.5 million shares of common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At September 30, 2017, 3.7 million shares were available for future issuance. Under the pending merger agreement, no award may be issued prior to its completion or termination, and under the 2014 Plan no award may be granted on or after September 9, 2024.
Stock options
The following table presents information about stock options under the 2014 Plan:

	Nine months ended September 30, 2017
(options and intrinsic values in millions)	Number of stock options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Outstanding at beginning of period	5.8	$22.80
Granted	1.7	28.26
Exercised	(0.2)	22.08
Forfeited	(0.1)	23.34
Outstanding at end of period	7.2	24.09	$64.7	5.1 years
Expected to vest	4.6	24.98	37.1	5.4 years
Exercisable	2.5	22.35	26.8	4.5 years
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
The total fair value of options vested during the nine months ended September 30, 2017 was $9.7 million. Options exercised during the nine months ended September 30, 2017 had intrinsic value of $1.6 million, caused us to realize a tax benefit of $0.5 million and resulted in cash contributions of $3.7 million.

Restricted Stock Units
The following table presents information about restricted stock units under the 2014 plan:

	Nine months ended September 30, 2017
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
The following table presents the charges under this program, substantially all of which are included in SG&A expenses:

(in millions)	Three months ended September 30, 2017	Nine months ended September 30, 2017	September 30, 2017
			Cumulative charges incurred	Expected remaining charges	Total expected charges
Employee severance	$0.7	$4.8	$17.7	$—	$17.7
Facility closure	0.6	1.0	1.4	2.2	3.6
Other	0.1	4.0	11.0	2.7	13.7
Total	$1.4	$9.8	$30.1	$4.9	$35.0

Americas	$1.0	$2.8	$4.6	$0.4	$5.0
EMEA-APAC	0.4	7.0	25.5	4.5	30.0
Total	$1.4	$9.8	$30.1	$4.9	$35.0
Other charges are to write-down the carrying value of net assets of businesses planned for closure or sale under the program and other charges not payable in cash.

The following table presents changes to accrued restructuring charges:

(in millions)	Employee severance	Facility closure	Total
Balance at December 31, 2016	$10.7	$0.4	$11.1
Restructuring charges	4.8	1.0	5.8
Cash payments	(10.3)	(0.5)	(10.8)
Currency translation	0.7	—	0.7
Balance at September 30, 2017	$5.9	$0.9	$6.8
(11)    Benefit Plans
The following tables present the components of net periodic pension (income) cost:

	U.S. Retirement Plan		German, French and UK Plans
	Three months ended September 30,		Three months ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$1.4	$0.2	$0.4	$0.4
Interest cost	1.6	1.7	1.0	1.1
Expected return on plan assets	(3.5)	(3.3)	(1.2)	(1.2)
Recognized net actuarial loss	—	—	1.0	0.8
Total	$(0.5)	$(1.4)	$1.2	$1.1

	U.S. Retirement Plan		German, French and UK Plans
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$4.2	$0.5	$1.2	$1.1
Interest cost	4.8	5.1	3.0	3.4
Expected return on plan assets	(10.5)	(9.8)	(3.7)	(3.6)
Recognized net actuarial loss	—	—	3.0	2.5
Total	$(1.5)	$(4.2)	$3.5	$3.4
During the nine months ended September 30, 2017, we made no contributions to the U.S. Retirement Plan and $1.7 million of aggregate contributions to the German, French and UK Plans. For the remainder of 2017, we expect to make no contributions to the U.S. Retirement Plan and aggregate contributions of $3.1 million to the German, French and UK Plans.

(12)	Leases
The following table presents future minimum lease payments for a business acquired in the first quarter of 2017:

	September 30, 2017
(in millions)	Capital leases	Operating leases
Remainder of 2017	$0.7	$0.1
2018	2.7	0.4
2019	2.6	0.4
2020	2.8	0.4
2021	2.9	0.2
Thereafter	57.3	4.4
Total minimum payments	69.0	$5.9
Imputed interest	36.6
Present value of minimum lease payments	$32.4
Assets under capital leases for that business were $32.5 million with $0.8 million of accumulated depreciation at September 30, 2017. The capital lease assets are recorded in property and equipment, net, and the capital lease obligations are recorded in debt.

(13)	Other Income or Expense, net
The following table presents the components of other income (expense), net:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net foreign currency remeasurement loss from financing activities	$(1.4)	$(0.4)	$(5.0)	$(0.9)
Gain on settlement of interest rate swaps (Note 7)	9.7	—	9.7	—
Other, net	—	—	0.1	—
Total	$8.3	$(0.4)	$4.8	$(0.9)

(14)	Comprehensive Income or Loss
The following table presents changes in the components of AOCI, net of tax:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2016	$(386.5)	$8.8	$(49.7)	$(427.4)
Net unrealized gain (loss) arising during the period	99.8	(3.3)	—	96.5
Reclassification of net (gain) loss into earnings	—	(5.9)	2.7	(3.2)
Balance at September 30, 2017	$(286.7)	$(0.4)	$(47.0)	$(334.1)

The following table presents the reclassification of net (gain) loss from AOCI into earnings:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Derivative instruments:
Cost of goods sold	$0.8	$(1.1)	$0.1	$(2.3)
Selling, general and administrative expenses	(0.1)	—	(0.2)	—
Interest expense	(0.2)	0.5	0.1	0.9
Other income or expense, net	(9.7)	—	(9.7)	—
Income tax provision	3.6	0.1	3.8	0.1
Net income	$(5.6)	$(0.5)	$(5.9)	$(1.3)
Defined benefit plans:
Selling, general and administrative expenses	$1.0	$0.6	$3.8	$2.3
Income tax provision	(0.3)	(0.3)	(1.1)	(0.8)
Net income	$0.7	$0.3	$2.7	$1.5
The following table presents the income tax effects of the components of comprehensive income or loss:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Foreign currency translation:
Net unrealized income tax benefit arising during the period	$13.4	$5.0	$41.8	$13.2
Derivative instruments:
Net unrealized income tax benefit (provision) arising during the period	0.4	(1.6)	1.4	0.6
Net reclassification of income tax provision into earnings	3.6	0.1	3.8	0.1
Defined benefit plans:
Net reclassification of income tax benefit into earnings	(0.3)	(0.3)	(1.1)	(0.8)

(15)	Related Party Transactions
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
We made a payment under the ITRA of $27.7 million during the first quarter of 2017. At September 30, 2017, the remaining amount due to Varietal under the ITRA was $57.3 million, $26.0 million of which is classified as current and represents our estimate of the payment that will become due in March 2018.
In connection with the pending merger, the ITRA would become immediately payable. See Note 8.

(16)	Segment Financial Information
The following table presents segment financial information:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net sales:
Americas	$717.6	$707.7	$2,136.8	$2,069.3
EMEA-APAC	477.6	428.4	1,372.8	1,314.6
Total	$1,195.2	$1,136.1	$3,509.6	$3,383.9
Operating income:
Americas	$42.2	$47.2	$126.3	$134.2
EMEA-APAC	40.9	36.0	119.0	113.3
Total	$83.1	$83.2	$245.3	$247.5
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

Pending Merger with Avantor
In May 2017, we entered into an agreement and plan of merger with Avantor pursuant to which each issued and outstanding share of our common stock will be exchanged for $33.25. In July 2017, our stockholders voted to approve and adopt the merger agreement. The completion of the merger is subject to certain regulatory approvals and other customary closing conditions and is expected to occur in mid to late fourth quarter of 2017.
For additional information, refer to the full text of the merger agreement attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2017 and our definitive proxy statement related to the transaction filed with the SEC on June 14, 2017 which was supplemented by a Current Report on Form 8-K filed with the SEC on July 6, 2017.
Trends Affecting our Performance and Financial Condition
The following updates our views about trends that were disclosed in our Annual Report. This update could affect our performance and financial condition in future periods.
We are monitoring developments related to U.S. federal tax legislation
There are several proposals under consideration by lawmakers to reform U.S. federal tax law. These proposals could impact our future results of operations or financial condition depending on the final outcome of the reform. The impact of these potential changes to our business and financial results cannot be determined until the relevant legislation and policies are finalized.
Key Indicators of Performance and Financial Condition
To evaluate our performance, we monitor a number of key indicators of our performance and financial condition:

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
Results of Operations — Comparison of Three and Nine Months Ended September 30, 2017 and 2016
Executive Summary

(dollars in millions, except per share amounts)	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
Net sales	$1,195.2	$1,136.1	$59.1		$3,509.6	$3,383.9	$125.7
Organic net sales growth	2.2%				2.9%
Gross margin	28.0%	27.6%	40	bps	28.1%	28.0%	10	bps
Operating income	$83.1	$83.2	$(0.1)		$245.3	$247.5	$(2.2)
Operating income margin	7.0%	7.3%	(30	) bps	7.0%	7.3%	(30	) bps
Net income	$49.1	$40.6	$8.5		$124.6	$121.2	$3.4
Diluted earnings per share	$0.37	$0.31	$0.06		$0.94	$0.92	$0.02
Net sales for the three months ended September 30, 2017 were $1.20 billion, up $59.1 million or 5.2% compared to the prior year. Currency translation increased net sales by $21.1 million, or 1.9%, while recent acquisitions, net of dispositions, increased net sales by an additional $12.9 million, or 1.1%. On an organic basis, net sales increased $25.1 million or 2.2%. Gross margin increased 40 basis points as compared to prior year with improved product mix.
Operating income was relatively flat and operating income margin was down compared to prior year, mainly due to costs for our pending merger with Avantor and restructuring charges. Net income and diluted earnings per share increased due to a gain on the settlement of interest rate swaps of $9.7 million and a slightly lower tax rate.
For the nine months ended September 30, 2017, net sales increased 3.7%, up 2.9% on an organic basis for reasons similar to the quarter except that currency translation decreased net sales by $16.3 million. Gross margin increased 10 basis points as compared to prior year. Operating income and operating income margin declined mainly due to costs for our pending merger with Avantor and restructuring charges. Net income and diluted earnings per share were relatively flat.

Net Sales and Organic Net Sales Growth

	September 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Acquisitions, net of dispositions	Organic net sales growth
(dollars in millions)	2017	2016	Amount	%			Amount	%
Three months ended:
Americas	$717.6	$707.7	$9.9	1.4%	$2.2	$13.7	$(6.0)	(0.8)%
EMEA-APAC	477.6	428.4	49.2	11.5%	18.9	(0.8)	31.1	7.4%
Total	$1,195.2	$1,136.1	$59.1	5.2%	$21.1	$12.9	$25.1	2.2%
Nine months ended:
Americas	$2,136.8	$2,069.3	$67.5	3.3%	$2.1	$45.5	$19.9	1.0%
EMEA-APAC	1,372.8	1,314.6	58.2	4.4%	(18.4)	(2.6)	79.2	6.1%
Total	$3,509.6	$3,383.9	$125.7	3.7%	$(16.3)	$42.9	$99.1	2.9%
Three Months Ended
Net sales increased $59.1 million or 5.2%, up 2.2% on an organic basis.
Americas net sales were $717.6 million, up $9.9 million or 1.4%. On an organic basis, net sales declined 0.8%. The decline in Americas organic growth was the result of one less billing day in the third quarter of 2017, which reduced third quarter revenues by approximately 1.6%. Additionally, in Puerto Rico, Texas and Florida net sales were impacted by adverse weather conditions, which further reduced organic revenue growth by approximately 1%. From a customer perspective, sales to healthcare and government customers increased by high single-digit rates and sales to education customers increased by a mid single-digit rate. Sales to Biopharma customers were relatively flat, while sales to industrial customers declined by a low single-digit rate. From a product perspective, sales of capital goods grew by a low single-digit rate, sales of chemicals declined by a low single-digit rate and sales of other consumables grew by a low single-digit rate.
EMEA-APAC net sales were $477.6 million, up $49.2 million or 11.5%. On an organic basis, net sales increased 7.4%. Foreign currency boosted net sales by $18.9 million, or 4.4%, while acquisitions less dispositions reduced revenues by $0.8 million. From a customer perspective, sales to Biopharma customers grew by a double-digit rate, sales to industrial customers grew by a mid single-digit rate, sales to healthcare customers grew at a low single-digit rate, while sales to government and education customers declined at a mid single-digit and a high single-digit rate, respectively. From a product perspective, sales of other consumables and capital goods grew by mid single-digit rates while sales of chemicals were up by a high single-digit rate.
Nine Months Ended
Net sales increased $125.7 million or 3.7%, up 2.9% on an organic basis.
Americas net sales were $2,136.8 million, up $67.5 million or 3.3%. On an organic basis, net sales increased 1.0%. From a customer perspective, sales to healthcare, education and government customers increased by mid single-digit rates, while sales to Biopharma and industrial customers grew by low single-digit rates. From a product perspective, sales of capital goods and chemicals grew by mid single-digit rates, while sales of other consumables increased by a low single-digit rate.
EMEA-APAC net sales were $1,372.8 million, up $58.2 million or 4.4%. On an organic basis, net sales increased 6.1%. From a customer perspective, sales to Biopharma customers grew by a double-digit rate, sales to industrial customers grew by a mid single-digit rate, sales to healthcare and government customers grew by low single-digit rates while sales to education customers declined by a mid single-digit rate. From a product perspective, sales of capital goods increased by a low single-digit rate, while sales of other consumables and chemicals grew by mid single-digit rates.
Gross Profit and Gross Margin

	September 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Three months ended:
Gross profit	$334.6	$313.5	$21.1	6.7%	$6.3	$14.8	4.7%
Gross margin	28.0%	27.6%	40	bps
Nine months ended:
Gross profit	$984.8	$947.5	$37.3	3.9%	$(5.6)	$42.9	4.5%
Gross margin	28.1%	28.0%	10	bps
For the three months ended September 30, 2017, gross profit increased 6.7%, up 4.7% on a constant-currency basis due to net sales growth. Gross margin was 28.0%, up 40 basis points compared to the prior year with improved product mix that was partially offset by unfavorable currency effects from cross-border purchasing, purchase accounting adjustment charges and $0.4 million of restructuring charges.
For the nine months ended September 30, 2017, gross profit increased 3.9%, up 4.5% on a constant-currency basis, and gross margin was 28.1%, up 10 basis points compared to the prior year for reasons similar to the three-month period.
SG&A Expenses

	September 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Three months ended:
SG&A expenses	$251.5	$230.3	$21.2	9.2%	$4.6	$16.6	7.2%
% of net sales	21.0%	20.3%	70	bps
Nine months ended:
SG&A expenses	$739.5	$700.0	$39.5	5.6%	$(4.3)	$43.8	6.3%
% of net sales	21.1%	20.7%	40	bps
For the three months ended September 30, 2017, SG&A expenses increased $21.2 million or 9.2%, up 7.2% on a constant-currency basis. The increase includes $8.1 million of costs related to our pending merger with Avantor, $1.0 million of restructuring charges and higher incentive and stock-based compensation expense, partially offset by savings from our ongoing restructuring program.
For the nine months ended September 30, 2017, SG&A expenses increased $39.5 million or 5.6% , up 6.3% on a constant-currency basis, for reasons similar to the three-month period. We incurred $18.4 million of costs related to our pending merger with Avantor, $9.4 million of restructuring charges and higher incentive and stock-based compensation expense, partially offset by savings from our ongoing restructuring program.

Operating Income

	September 30,		Non-GAAP reconciliation
			Reported change		Currency translation	Constant-currency change
(dollars in millions)	2017	2016	Amount	%		Amount	%
Three months ended:
Operating income:
Americas	$42.2	$47.2	$(5.0)	(10.6)%	$0.1	$(5.1)	(10.8)%
EMEA-APAC	40.9	36.0	4.9	13.6%	1.6	3.3	9.2%
Total	$83.1	$83.2	$(0.1)	(0.1)%	$1.7	$(1.8)	(2.2)%
Operating income margin:
Americas	5.9%	6.7%	(80)	bps
EMEA-APAC	8.6%	8.4%	20	bps
Total	7.0%	7.3%	(30)	bps
Nine months ended:
Operating income:
Americas	$126.3	$134.2	$(7.9)	(5.9)%	$—	$(7.9)	(5.9)%
EMEA-APAC	119.0	113.3	5.7	5.0%	(1.3)	7.0	6.2%
Total	$245.3	$247.5	$(2.2)	(0.9)%	$(1.3)	$(0.9)	(0.4)%
Operating income margin:
Americas	5.9%	6.5%	(60)	bps
EMEA-APAC	8.7%	8.6%	10	bps
Total	7.0%	7.3%	(30)	bps
Three Months Ended
Operating income and operating income margin were both lower primarily due to costs related to our pending merger with Avantor and restructuring charges, which were partially offset by higher gross profit from our organic sales growth and recent acquisitions.
Americas operating income decreased $5.0 million or 10.6%, with operating income margin down 80 basis points. The decrease was primarily caused by $6.2 million of costs related to our pending merger with Avantor and $1.0 million of restructuring charges in 2017, which was partially offset by gross margin from organic revenue growth and acquisitions.
EMEA-APAC operating income increased $4.9 million or 13.6%, up 9.2% on a constant-currency basis, with operating income margin up 20 basis points. The increase is partially offset by $1.9 million of costs related to our pending merger with Avantor and $0.4 million of restructuring charges in 2017.
Nine Months Ended
Operating income decreased $2.2 million or 0.9%, down 0.4% on a constant-currency basis for reasons similar to the three-month period.

Net Income and Diluted Earnings per Share

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share amounts)	2017	2016	Change	2017	2016	Amount
Operating income	$83.1	$83.2	$(0.1)	$245.3	$247.5	$(2.2)
Interest expense	(21.8)	(20.6)	(1.2)	(61.1)	(60.5)	(0.6)
Other income (expense), net	8.3	(0.4)	8.7	4.8	(0.9)	5.7
Income tax provision	(20.5)	(21.6)	1.1	(64.4)	(64.9)	0.5
Net income	$49.1	$40.6	$8.5	$124.6	$121.2	$3.4

Diluted earnings per share	$0.37	$0.31	$0.06	$0.94	$0.92	$0.02
For the three months ended September 30, 2017, net income was $49.1 million, up $8.5 million primarily due to the gain on settlement of interest rate swaps. Diluted earnings per share was $0.37, up $0.06 for the same reason.
For the nine months ended September 30, 2017, net income was $124.6 million, up $3.4 million for the same reasons.
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
Notwithstanding the completion of the pending merger, we believe that cash generated from operations, together with available borrowings under our credit facilities, would be adequate to meet our current and expected needs for cash prior to the maturity of our debt, although no assurance can be given in this regard.
Liquidity
At September 30, 2017, we had aggregate unused availability of $164.7 million under our credit facilities as shown in the following table:

(in millions)	Accounts receivable securitization facility	Multi-currency revolving loan facility	Total
Maximum availability	$175.0	$250.0	$425.0

Current availability	$175.0	$250.0	$425.0
Undrawn letters of credit outstanding	(10.9)	(1.8)	(12.7)
Outstanding borrowings	(163.9)	(83.7)	(247.6)
Unused availability	$0.2	$164.5	$164.7

Availability under these facilities is the most significant source of our liquidity. Daily average borrowings outstanding under these facilities for the three and nine months ended September 30, 2017 was $316.7 million and $301.2 million, respectively. Our liquidity needs change daily, which causes our unused availability to fluctuate, and current availability under the accounts receivable securitization facility depends upon maintaining a sufficient borrowing base of eligible trade accounts receivable. During the first nine months of 2017, we used a significant amount of unused availability to finance business acquisitions.
Historical Cash Flows
The following table presents a summary of historical cash flows:

	Nine months ended September 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$202.3	$186.1
Investing activities	(234.2)	(106.3)
Financing activities	(27.9)	(78.2)
Historical Cash Flows — Nine Months Ended September 30, 2017
Operating Activities
Net cash provided by operating activities increased $16.2 million due primarily to cash-based earnings growth partially offset by higher cash paid for taxes and restructuring.
Cash paid for income taxes was $64.3 million, up $12.8 million due to a greater limitation on our use of net operating losses in 2017 following a change in control that occurred in the second quarter of 2016. Cash paid for interest was $50.9 million, which was consistent with last year except for a small timing difference.
Net cash provided by operating activities included a significant net contribution from earnings, excluding non-cash items such as depreciation, amortization and deferred taxes. Changes in trade accounts receivable used cash of $38.4 million due primarily to organic net sales growth. Changes in inventories and accounts payable together used cash of $6.4 million which was consistent with the trend in net sales. Changes in other assets and liabilities of $30.6 million was driven by a reclassification of uncertain tax positions from deferred to current due to our utilization of deferred tax assets for net operating loss carryforwards.
Investing Activities
Net cash used in investing activities was $234.2 million. We paid net cash of $197.3 million to acquire three businesses, up significantly from the same period last year when we purchased three smaller businesses. Capital expenditures were $43.0 million and comparable to last year.
Financing Activities
Net cash used in financing activities was $27.9 million which included $27.7 million paid to Varietal under the ITRA and $21.4 million paid to settle contingent consideration liabilities for business acquisitions. The ITRA payment was $50.4 million less than last year because of a limitation on our use of net operating losses in 2016 following a change in control, while the contingent consideration payments were significantly higher than last year due to the particular size and timing of each earnout. We also received proceeds of $9.7 million from the settlement of two interest rate swaps.

Historical Cash Flows — Nine Months Ended September 30, 2016
Operating Activities
Net cash provided by operating activities increased $28.8 million from prior year due primarily to cash-based earnings growth partially offset by investments in net working capital.
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
Cash paid for interest was $54.7 million, a significant decrease from prior year caused primarily by savings from our 2015 debt refinancing. Cash paid for income taxes was $51.5 million.
Investing Activities
Net cash used in investing activities was $106.3 million. We paid net cash of $60.8 million to acquire three businesses. Capital expenditures were $45.5 million.
Financing Activities
Net cash used in financing activities was $78.2 million, primarily reflecting payment of $78.1 million to Varietal under the ITRA. That payment related to our 2015 utilization of net operating losses. Cash flows from debt were not significant when considered with the change in cash overdrafts, both of which reflect ordinary timing differences related to our liquidity.
New Accounting Standards
For information about new accounting standards, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to the disclosures about market risk included in our Annual Report.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors included in our Annual Report and our Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

VWR Corporation

Date: November 7, 2017	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith

E-1